Form 10QSB
period 2002-06-30
MPAC CORP
filed 2003-01-09
CIK 1079222

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to __________________

Commission File Number: 000-23920

MPAC CORPORATION
(Name of Small Business Issuer in its charter)

Nevada	91-2084507
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1302 Arbutus Street, Vancouver, British Columbia, Canada V6J 3W8
(Address of principal executive offices)

     (604) 327-9446
Issuer’s telephone number

Suite 333, 3838 Camino Del Rio North, San Diego, CA 92108
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES [ ]    NO [ ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of December 31, 2002, the registrant’s outstanding common stock consisted of 8,291,518 shares.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

MPAC CORPORATION

INDEX TO FORM 10QSB

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management Discussion and Analysis
or Plan of Operation

Item 3.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote
of Securities Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATION

EXHIBITS

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

MPAC CORPORATION
(A Development Stage Company)

Interim Financial Statements

Three and Nine months ended June 30, 2002 and 2001

(Unaudited – Prepared by Management)

MPAC CORPORATION

Consolidated Balance Sheet
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited – See Notice to Reader)

	2002	2001

ASSETS
Current
Cash and cash equivalents	$80,000	$110,497
Accounts receivable	139,043	21,625
Investment tax credits receivable	45,076	-
Inventory	-	21,214
Prepaid expenses and deposits (Note 2)	52,667	52,046

	316,786	205,382
Capital Assets (Note 3)	4	184,679

	$316,790	$390,061

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 4)	$198,170	$141,040
Current portion of capital lease obligation (Note 5)	6,215	5,698
Current portion of long-term debt (Note 6)	2,934	2,690
Demand loans (Note 7)	122,301	88,370

	329,620	237,798
Capital Lease Obligation (Note 5)	3,908	10,207
Long-Term Debt (Note 6)	412,820	426,266

	746,348	674,271

CAPITAL DEFICIENCY
Share Capital (Note 8)	618,515	518,515
Deficit	(1,048,073)	(802,725)

	(429,558)	(284,210)

	$316,790	$390,061

APPROVED BY THE BOARD

/s/ Adam Smith_________________________ Director

/s/ Michael Laidlaw______________________ Director

MPAC CORPORATION
Consolidated Statement of Loss and Deficit
(Expressed in U.S. Dollars)
(Unaudited – See Notice to Reader)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2002	2001	2002	2001

SALES OF PRODUCT	$364,175	$184,432	$396,766	$184,432
COST OF GOODS SOLD	176,123	39,050	189,917	39,050

GROSS PROFIT	188,052	145,382	206,849	145,382

OTHER INCOME
Interest income	-	505	151	505
Other income	-	-	22,984	-

	-	505	23,135	505

EXPENSES
Accounting	-	9,731	14,614	11,823
Amortization	7,761	9,228	22,961	25,749
Automobile	-	328	13	2,396
Consulting fees	-	74,608	-	110,340
Courier	80,485	75,791	81,323	83,633
Equipment rental	-	1,072	-	4,635
Foreign exchange	3,899	367	5,243	(1,336)
General and administrative	906	1,461	6,715	4,517
Insurance	2,382	1,838	2,919	4,865
Interest and bank charges	561	229	1,613	441
Interest on long-term debt	2,815	4,076	28,907	11,338
Legal	5,925	19,079	37,105	26,564
Management fee	7,588	1,492	15,041	17,493
Meals and entertainment	55	-	163	-
Professional fees	47,156	-	57,535	1,805
Rent and property taxes	1,956	14,702	29,599	38,282
Repairs and maintenance	-	4,556	-	6,067
Supplies and tools	-	3,373	9,302	7,851
Telephone and utilities	959	9,381	6,100	15,422
Transfer agent	(515)	1,476	501	2,591
Travel	-	811	2,554	11,165
Wages	714	10,162	2,596	18,690

	162,647	243,761	324,804	404,331

OPERATING INCOME (LOSS)	25,405	(97,874)	(94,820)	(258,444)
REDUCTION IN CARRYING VALUE OF
CAPITAL ASSETS (Note 3)	(127,866)	-	(127,866)	-

NET LOSS	(102,461)	(97,874)	(222,686)	(258,444)
DEFICIT, Beginning of Period	(945,612)	(704,851)	(825,387)	(544,281)

DEFICIT, End of Period	$(1,048,073)	$(802,725)	$(1,048,073)	$(802,725)

Weighted Average Number of Shares	7,779,188	7,747,986	7,779,188	7,747,986
Loss Per Share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

MPAC CORPORATION
Consolidated Statement of Capital Deficiency
(Expressed in U.S. Dollars)
(Unaudited – See Notice to Reader)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2002	2001	2002	2001

SHARE CAPITAL (Note 6)
Common shares
Issued and fully paid
Balance, beginning of period	$471,014	$421,014	$421,014	$231,014
Issued for cash	50,000	-	100,000	190,000

Balance, end of period	521,014	421,014	521,014	421,014

Allotted for future issues
Issuable on exercise of share conversion rights
Balance, beginning of period	38,758	38,758	38,758	-
To be issued on conversion of 6,400,000 shares of
805332 as consideration for the acquisition of
Micron (Note 1)	-	-	-	4,205
To be issued as a finder’s fee for the acquisition
of Micron	-	-	-	165
Issuable for consulting services, at the completion
of services	-	-	-	34,388

Balance, end of period	38,758	38,758	38,758	38,758

Issued subsequent to year end
Balance, beginning of period	58,743	-	58,743	-
For the payment of debt to a company owned
by a director	-	58,743	-	58,743

Balance, end of period	58,743	58,743	58,743	58,743

	618,515	518,515	618,515	518,515

DEFICIT
Balance, beginning of period	(945,612)	(704,851)	(825,387)	(544,281)
Net loss	(102,461)	(97,874)	(222,686)	(258,444)

Balance, end of period	(1,048,073)	(802,725)	(1,048,073)	(802,725)

CAPITAL DEFICIENCY, End of Period	$(429,558)	$(284,210)	$(429,558)	$(284,210)

MPAC CORPORATION

Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited- See Notice to Reader)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2002	2001	2002	2001

Cash Flows Used For Operating Activities
Cash received from customers	$259,687	$184,432	$304,143	184,432
Cash paid to suppliers and employees	(264,340)	(259,047)	(359,326)	(466,131)
Government grant received	-	25,949	-	25,949
Interest received	-	505	151	505
Interest paid on capital lease obligation	(265)	(421)	(884)	(563)
Interest paid on long-term debt	(118)	(190)	(398)	(389)

Net cash used in operating activities	(5,036)	(48,772)	(56,314)	(256,197)

Cash Flows Used For Investing Activities
Purchase of equipment	-	(422)	-	(70,020)

Cash Flows From Financing Activities
Long-term debt (repayment)	(4,314)	102,229	(11,657)	186,961
Issue of common shares for cash	50,000	-	100,000	190,000
Capital lease obligation	-	15,905	-	15,905

	45,686	118,134	88,343	392,866

INCREASE IN CASH AND CASH
EQUIVALENTS	40,650	68,940	32,029	66,649

CASH AND CASH EQUIVALENTS,
Beginning of period	39,350	41,557	47,971	43,848

CASH AND CASH EQUIVALENTS,
End of Period	$80,000	$110,497	$80,000	$110,497

Supplemental Information on Non-Cash Transactions
Shares allotted for interest payment	-	(11,338)	-	(11,338)
Shares allotted for long-term debt payment	-	(47,405)	-	(47,405)
Shares allotted for payment of consulting fee	-	-	-	(34,388)
Capital assets	-	-	-	(4,370)
Share allotted for future issues (Note 8)	-	58,743	-	63,113

MPAC CORPORATION

Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – See Notice to Reader)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2002	2001	2002	2001

Cash Flows Used For Operating Activities
Net loss	$(102,461)	$(97,874)	$(222,686)	$(258,444)
Adjustments to reconcile net loss to net cash used in
Operating activities
Amortization	7,761	9,228	22,961	25,749
Reduction in carry value of capital assets	127,866	-	127,866	-
Investment tax credits	39,492	-	40,334	-
Consulting, interest and other non-cash items	2,816	38,076	38,429	45,139

	75,474	(50,570)	6,904	(187,556)

Change in operating assets and liabilities
Decrease (increase) in accounts receivable	(104,488)	8,826	(109,272)	1,303
Decrease (increase) in inventory	-	9,822	15,071	(1,526)
Decrease (increase) in prepaid expenses and deposits	(3,298)	(38,786)	162	(42,458)
Increase (decrease) in accounts payable and
accrued liabilities	27,276	21,936	30,821	(25,960)

	$(5,036)	$(48,772)	$(56,314)	$(256,197)

MPAC CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited – See Notice to Reader)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Going Concern

These consolidated financial statements have been prepared on the going concern basis, which presumes that the company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The company has a working capital deficiency of $12,834 and a capital deficiency of $429,558 at June 30, 2002 and requires additional capital in order to remain a going concern. The continuation of the company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The company intends to obtain additional capital primarily through the issue of shares and debt.

These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the company was unable to continue its operations.

          Operations and Basis of Consolidation

The company was incorporated on June 18, 1998 in Nevada, U.S.A. and commenced investment operations in October 1998. The company’s wholly-owned subsidiary company, 805332 Alberta Ltd. (“805332”), was incorporated on October 29, 1998 and its 99.98% owned subsidiary company, Micron Milling & Packaging Company Ltd. (“Micron”), was incorporated on August 20, 1998. These consolidated financial statements include the accounts of the company, 805332 and Micron.

In October 1998 the company raised funds through the issue of shares and shareholder loans, which enabled 805332 to acquire a manufacturing facility located in Crossfield, Alberta, Canada in January 1999. The facility was used to process and package an agricultural product, using by-product sulphur as the primary feedstock, on a seasonal basis, largely between February and September each year. The company intended to manufacture sulphur-based fungicide product in the plant and market it in the United States. Due to financial difficulties caused by the lack of funds to meet ongoing lease obligations, 805332 was placed into receivership by two creditors, Sprague and Alves, on May 2, 2000. The Receiver was Smith Cageorge Bailey Inc. of Calgary, Alberta. In consultation with the creditors, it was agreed that the assets of 805332 would be bought from the Receiver by Micron, a company then independent of MPAC and 805332. It was further agreed that the required funding for the refurbishing of the plant and operations would be provided for by funds from Sprague and Alves, by investments from the principals of Micron (Messrs Uppal and Uppal) and by an investment from MPAC. Micron had not previously been a creditor of MPAC or 805332. It was also agreed on May 5, 2000 that MPAC would acquire the 76.5% shares of Micron owned by the two Uppals. The two Uppals would be appointed directors of MPAC upon completion of the acquisition.

MPAC CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited – See Notice to Reader)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Micron was inactive from the date of its incorporation to the date it acquired the plant from the Receiver.

Following the sale of the assets of 805332 both MPAC and 805332 had no significant assets. 805332 came out of receivership on June 1, 2000 and at this point was 100% owned by MPAC Corp.

The company acquired Micron by exchanging the 76.5% of the common shares of Micron owned equally by the two Uppals for 6,400,000 common shares of 805332. Under the terms of the share exchange, these shares are convertible into 6,400,000 common shares of MPAC and have been recorded at a nominal value. The exchange of the Micron shares for shares of 805332 rather than an immediate exchange into MPAC shares is due to the more favourable tax treatment for the holders of the Micron shares, i.e., by exchanging their interest in Micron for shares in another Canadian corporation rather than a United States corporation, any tax consequences can be deferred until the ultimate conversion of their 805332 shares into MPAC common shares. The holders of the 805332 shares have consented to exercise the right of conversion at the time the company requests it, subject to an acceptable tax consequence on the conversion. 805332 has no other assets or operations and MPAC retains a minority interest in the company. Upon conversion MPAC will own a 100% interest in 805332.

The ultimate beneficial ownership of the sulphur fungicide manufacturing plant has, with the exception of three days in 2000, during which the plant was not operating, remained with the MPAC shareholders. These consolidated financial statements have accordingly been prepared as though the operations of the company, 805332 and Micron had been combined since their dates of incorporation.

          Revenue Recognition

          The company’s only product is a sulphur-based fungicide used in agriculture. Revenue from the sale of this product is recognized at fair value when the product is shipped. Sales discounts are netted against the related sales.

          Cash Equivalents

          Cash equivalents are defined as highly liquid securities with maturities of three months or less.

          Inventory

          Finished goods inventory is recorded at the lower of cost and net realizable value. Raw materials inventory is recorded at the lower of cost and replacement cost. Cost is determined using the average cost method.

MPAC CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited – See Notice to Reader)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Capital Assets

Capital assets are recorded at cost. Depreciation is recorded at annual rates considered adequate to amortize the cost of the assets over their estimated useful lives as follows:

          Automobile 30%
          Equipment 20%
          Computer equipment 30%
          Equipment under capital lease Straight line basis over lease term

          Repairs and maintenance expenditures on capital assets are expensed when incurred unless they extend the productive life of the asset. In that case they are capitalized and amortized over the estimated useful life of the asset in accordance with the methods and rates noted above.

          Management periodically reviews the recoverability of long-lived assets based upon anticipated cash flows generated from such assets. The asset would be adjusted to reflect a valuation of the lower of cost or the net recoverable amounts calculated on an undiscounted cash flow basis.

          The company has reduced the carrying value of the capital assets by $127,866 at June 30, 2002, to a nominal amount. The company intends to transfer its operations and capital assets to a location in Vancouver, British Columbia prior to the commencement of operations in March 2003.

          Research and Development

                    Research and development costs are charged to expense as incurred.

          Government Assistance

                    Research and Development Grants

          Government grants for research and development which are non-refundable are accounted for using the cost reduction method whereby, when the company has reasonable assurance that the grants will be received, the grants are deducted from the related research and development expenditures. When the company does not have reasonable assurance that the grants will be received, they are not recorded until they are actually received. They are deducted from the related expenditures when received, or, if they are received in a subsequent period when no such research and development expenditures have been incurred, they are recorded as other income.

          Government grants received before the related expenditures are incurred or which are repayable unless specific conditions are completed are deferred until the company has fulfilled all of its obligations related to the work and reporting requirements of the grants.

MPAC CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited – See Notice to Reader)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Government Assistance

                    Investment Tax Credits

          Investment tax credits are available to the company on defined expenditures related to the construction and operation of the plant. Investment tax credits are accounted for using the cost reduction method whereby, when the company has reasonable assurance that the tax credits will be realized, the credits are deducted from the cost of the related assets or the related expenses.

          During the period ended June 30, 2002 the company received investment tax credits from the Government of Canada amounting to $40,334.

          Foreign Currency Translation

Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using historical rates. Revenue and expense items are translated at exchange rates prevailing at the time of the transaction. Translation gains and losses are included in the determination of accumulated other comprehensive income, a component of shareholders’ equity.

Translation adjustments for the periods ended June 30, 2002, 2001 and 2000 have not been material and therefore have been included in the determination of net loss for these years. In addition, there were no material transaction gains or losses during these years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the company may undertake in the future, actual results may ultimately differ from the estimates. Management believes such estimates to be reasonable.

Accounting Pronouncements

The company adopts new pronouncements relating to generally accepted accounting principles applicable to the company as they are issued, which may be in advance of their effective date.

MPAC CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited – See Notice to Reader)

2.	PREPAID EXPENSES AND DEPOSITS

	2002	2001

Prepaid rent and utilities	$9,588	$9,588
Prepaid insurance and other	701	459
Prepaid legal fees	3,298	2,919
Refundable deposit on machinery purchase	39,080	39,080

	$52,667	$52,046

3.

CAPITAL ASSETS

The company has reduced the carrying value of the capital assets by $127,866 at June 30, 2002, to a nominal amount. The company intends to transfer its operations and capital assets to a location in Vancouver, British Columbia prior to the commencement of operations in March 2003.

		2002
			Reduction
		Accumulated	In Carrying	Net Book
	Cost	Amortization	Value	Value

Automobile	$13,151	$4,422	$8,728	$1
Equipment	163,247	54,498	108,748	1
Computer equipment	1,642	1,050	591	1
Equipment under capital lease	18,342	8,542	9,799	1

	$196,382	$68,512	$127,866	$4

		2001
		Accumulated	Net Book
	Cost	Amortization	Value

Automobile	$13,225	$1,483	11,742
Equipment	186,899	31,579	155,320
Computer equipment	2,472	752	1,720
Equipment under capital lease	18,445	2,548	15,897

	$221,041	$36,362	$184,679

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2002	2001

Trade accounts payable	$117,603	$96,645
Professional fees payable	80,567	44,395

	$198,170	$141,040

MPAC CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited – See Notice to Reader)

5.	CAPITAL LEASE OBLIGATION Future minimum lease payments under a capital lease obligation are:

2002	$1,729
2003	6,914
2004	2,305

10,948
Less amount representing interest	(825)

10,123
Less current portion	(6,215)

$3,908

6.	LONG-TERM DEBT

	2002	2001

Bank loan payable with interest at 9.55% per annum,
repayable in blended monthly payments of $275 per
month, secured by an automobile	$4,509	$7,237

Loans, payable to shareholders without interest and with
no specific repayment terms. These loans represent cash
advances used for the purpsoe of construction of the plant
and for working capital. Loans in the amount of $198,354
are secured by a general security agreement over the
assets of the company	411,245	421,719

	415,754	428,956
Less current portion	(2,934)	(2,690)

	$412,820	$426,266

Principal repayment of long term debt during the 2003 fiscal year is expected to be $2,934 and $1,575 during the 2004 fiscal year.

7.	DEMAND LOANS The demand loans bear interest at 10% per annum, are unsecured and are payable on demand.

MPAC CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited – See Notice to Reader)

5.	SHARE CAPITAL Authorized Unlimited number of common shares without par value

	Number of
	Shares	Amount
Issued and fully paid
Balance, October 1, 1998	-	$-
Issued for cash	7,176,667	56,014

Balance, September 30, 1999	7,176,667	56,014
Issued for cash	350,000	175,000

Balance, September 30, 2000	7,526,667	231,014
Issued for cash	380,000	190,000

Balance, September 30, 2001	7,906,667	421,014
Issued for cash	200,000	100,000

Balance, June 30, 2002	8,106,667	521,014

Allotted for future issues
Issuable on the exercise of share conversion rights (Note 1)
To be issued on conversion of 6,400,000 shares of 805332,
as consideration for the acquisition of Micron	6,400,000	4,205
To be issued as a finder’s fee for the acquisition of Micron	250,000	165
Issuable for consulting services, at the completion of services	70,000	34,388

	6,720,000	38,758

Issued subsequent to year end
For payment of debt to a company owned by a director
and shareholder	114,851	58,743

	6,834,851	97,501

		$618,515

On May 5, 2000 the company allotted, as part of a series of transactions related to the acquisition of Micron (Note 1), 6,400,000 common shares to be issued on the conversion of 6,400,000 shares of 805332 into common shares of the company. The common shares may be issued at the request of the owners of the 805332 shares or at the request of the company and have not been issued to date due to possible Canadian tax consequences to the owners of 805332 shares. The allotment of these common shares has been recorded as a nominal value.

MPAC CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited – See Notice to Reader)

8.          SHARE CAPITAL (continued)

             On May 5, 2000, the company allotted 250,000 common shares to be issued as a finder’s fee related to the acquisition of Micron (Note 1). These common shares will be issued when the 805332 shareholders exercise their conversion rights and have been valued on the same basis as the 805332 conversion right.

             On October 4, 2000, 70,000 common shares were allotted for the future issue to a financing consultant in conjunction with services rendered. These common shares are valued on the basis of this consulting work and cash consideration received by the company for common shares at the time agreement for the services was reached and will be issued when the services are completed.

             The debt amounting to $58,743, which was payable to a company owned by a shareholder, was repaid by the issue of 114,851 common shares. The valuation was based on the accrued principal and interest owing and the cash consideration received by the company for common shares at the time agreement for the share repayment was reached.

9.          RESEARCH AND DEVELOPMENT COSTS

             The company’s research and development costs are primarily composed of external engineering consulting fees and are classified as consulting fees in these financial statements. The amount of research and development consulting fees incurred were $Nil and $66,169 for the nine months ended June 30, 2002 and 2001 respectively. During the period ended June 30, 2002 the company received government grants of $Nil (2001 - $25,259) relating to these expenditures, which were recorded as a reduction of consulting fees.

10.          INCOME TAXES

The company has incurred losses for Canadian income tax purposes of approximately $376,579 which can be carried forward to reduce taxable income in future years to 2007. The company has incurred losses for U.S. income tax purposes of approximately $274,961 which can be carried forward to reduce taxable income in future years to 2015. The potential income tax benefits of these losses have not been recognized in these consolidated financial statements.

The company also has available and unclaimed research and development expenses of approximately $592,575 which may be carried forward and used to reduce future income taxes in Canada.

             Investment tax credits that the company is eligible to receive in any year are recorded for tax and accounting purposes when receipt is more certain than not, either as a reduction of capital assets additions or of expenses.

             The statutory tax rates applicable to the company’s manufacturing and sale of operations in Canada are:

             Taxable income up to $127,000 18.37%
             Taxable income greater than $127,000 29.46%

MPAC CORPORATION

Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited – See Notice to Reader)

11.	RELATED PARTY TRANSACTIONS Related party transactions not disclosed elsewhere in these financial statements were:

	2002	2001	2000

Interest on long-term debt related to principal
shareholder loans	$-	$4,728	$3,209

Financing consulting fees paid to a director	-	17,398	-

12.          SEGMENT INFORMATION

              The company produces its sulphur-based fungicide at a plant located in Canada and the sales of this product are primarily in the United States of America. The company has one dominant customer, who contributed more than 10% of the consolidated sales in 2002 (2002 - $388,581). The accounting policies of the operating segment are the same as those described in Note 1. The company evaluates the performance of its operating segments based primarily on operating profit.

13.          CONTINGENCIES AND COMMITMENTS

The company entered into a premises lease agreement with Finnie Holdings Ltd. (“Finnie”) on March 1, 2000, pursuant to which the company will be required to pay $31,676 to Finnie if it does not comply with all the covenants, conditions and obligations of the lease. Finnie will waive payment of the $31,676 at the end of the lease if the company complies with all the covenants, conditions and obligations of the lease. The initial lease term was for one year and the lease is renewable on a year to year basis until February 28, 2010.

The company is committed to payments of $31,658 to February 28, 2003, the end of the next lease term.

Orders to cease operations for environmental contamination were issued for the premises the company operates from by Alberta Environment and the Town of Crossfield. The Alberta Environment order related to the operations of a previous tenant and it is expected that all costs relating to remedial work will be borne by Finnie. The order from the Town of Crossfield relates to the company’s operations. The management of the company has determined that the required remedial work was completed prior to September 30, 2001 and that the order will be lifted after the completion of the required inspections.

14.          FINANCIAL INSTRUMENTS

The fair value of the company’s financial instruments, which are cash, accounts receivable, and accounts payable, approximate their carrying value in these financial statements.

The company reduces its credit risk, the possibility that entities to which the company sells its products may experience financial difficulty and be unable to fulfil their obligations, by performing credit evaluations before sales are made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements. The words, “anticipate”, “believe”, “expect”, “plan”, “intend”, “estimate”, “project”, “could”, “may”, “foresee”, and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Financial Statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

Overview

We were incorporated under the laws of the State of Nevada on July 18, 1998 for the purpose of raising capital to acquire a processing plant and machinery necessary to undertake production of sulfur-based plant nutrient fertilizers and fungicides. Our subsidiary, Micron, was incorporated under the laws of Alberta on August 20, 1998.

The Company is a development stage company engaged in the business of marketing and selling a sulfur-based fungicide that is used for commercial agricultural purposes. For fiscal 2002 the processing and packaging of our sulfur products was carried out at a third party’s facility. Currently our sulfur-based products are sold exclusively to the agriculture industry in the state of California.

As a development stage company, management devotes most of its activities to establishing the business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses. The Company also has a working capital deficit of $429,558. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

During fiscal 2002 the Company raised $100,000 through a completed private placement of 200,000 shares at $0.50 per share. These units were issued May 27, 2002. During the quarter ended June 30, 2002 the Company received an Investment Tax Credit from the Canadian Government of $40,334.00.

The Company plans to raise additional funds through the sale of shares as needed to meet ongoing funding requirements. There continues to be insufficient funds to provide enough working capital to fund ongoing operations for the next twelve months.

Progress Report from April 1, 2002 to June 30, 2002

During the Quarter ending June 30, 2002 the Company produced, sold and shipped approximately 3.5 million pounds of agricultural dusting sulfur to customers in California.

On November 15, 2002, the Company voluntarily entered into a Consent Order as well as Consent to Repossession and Sale or Retention with its building and premises landlord. Under the terms of these Consents, The Company is we are no longer bound by the terms of the lease and has surrendered ownership of the equipment located on these premises to the landlord. The Company is currently negotiating with the landlord to assist them with the removal and sale of the equipment with the intention of retaining for our use the pieces that may be of benefit to our future operations.

In November of 2002 we entered into negotiations for the acquisition of a corporation operating in the agricultural fertilizer industry and whose products and production facility would compliment our product, marketing history, and experience. Negotiations are presently ongoing and no agreement has been reached. The acquisition, if successfully completed, would provide Micron with complete manufacturing and production, storage, and packaging facilities for its product as well as additional sulfur based agriculture products. There is no guarantee that we will be able to reach an agreement with respect to this acquisition, or if an agreement is reached that we will be able to complete the acquisition.

Results of operations for the nine months ended June 30, 2002 (“2002”) compared to the nine months ended June 30, 2001 (“2001”) and Results of operations for the three months ended June 30, 2002 (“2002”) compared to the three months ended June 30, 2001 (“2001”).

Sales revenues for the nine months ended June 30, 2002 were $396,766 compared to sales of $184,432 for the nine months ended June 30, 2001, an increase of 115%. Sales for the three months ended June 30, 2002 were $364,175 compared with $184,432 for the three months ended June 30, 2001, an increase of 97%. Cost of goods sold was $189,000 and $39,050 for the nine months ended June 30, 2002 and 2001 respectively. Cost of goods sold was $176,123 and $39,050 for the three months ended June 30, 2002 and 2001 respectively. This increase in sales reflects the increased recognition of our product, agricultural dusting sulfur, a natural fungicide preferred by both traditional and organic farmers, in the marketplace following our first year of sales in 2001. The cost of goods sold as a percentage of sales was 47.8% compared to 21% for the nine months ended June 30, 2002 and 2001 respectively. The cost of goods sold as a percentage of sales for the three months ended June 30, 2002 was 48.3% compared to 21% for the three months ended June 30, 2001. The increase in the cost of sales results from the outsourcing of the production of the product. It is anticipated that the reduction of fixed costs that this outsourcing will allow may offset the higher costs in the future. The Company is negotiating outsourcing costs for its product for the upcoming years.

Gross profit for the nine months ended June 30, 2002 was $206,849, an increase of 42%, as compared to a gross profit of $145,382 for the nine months ended June 30, 2001. Gross profit for the three months ended June 30, 2002 was $188,052, an increase of 29%, as compared to the gross profit of $145,382 for the three months ended June 30, 2001. This increase corresponds with the increased revenues for the both the three and nine month periods ended September 30, 2002. For the nine months ended June 30, 2002 additional, non-recurring income of $22,984 was the result of an investment tax credit received. Selling, general and administrative expenses decreased by 20% to $324,804 during the nine months ended June 30 , 2002 from $404,331 for the nine months ended June 30, 2001.Selling, general and administrative expenses decreased by 33% to $162,647 during the three months ended June 30 , 2002 from $243,761 for the three months ended June 30, 2001. As a percentage of revenues, selling, general and administrative costs were 82% for the nine months ended June 30, 2002, as compared to 219% for the nine months ended June 30, 2001. As a percentage of revenues, selling, general and administrative costs were 44% for the three months ended June 30, 2002, as compared to 132% for the three months ended June 30, 2001.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2002 totalled $80,000 as compared with the cash and cash equivalents of $110,497 at June 30, 2001 and $47,971 at September 30, 2001. Accounts receivable at June 30, 2002 was $139,043 and an investment tax credit of $45,076 was receivable at that time as well. Accounts receivable at June 30, 2001 was $21,625.

The company raised US $100,000 in additional equity financing, during the first quarter of 2002 and we received an investment tax credit of $22,984. We have funded business operations using cash from an additional equity financing raised during the first quarter of 2002, and the scientific tax funding grants received during the third quarter of 2002 as well as from funds received from the sale of dusting sulfur. For the nine months ended June 30, 2002, there were no capital expenditures.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities. We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support the development and marketing of our product. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations. There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies. We do not have any material commitments for capital expenditures as of June 30, 2002.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amount of investment tax credits, trade accounts receivable, and deferred tax assets. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

The company follows the cost reduction method of accounting for investment tax credits and recognizes the estimated net recoverable amount when reasonable assurance exists as to their collectability. The company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the company’s trade accounts receivable balances. If the company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. To date no customer balance has been unpaid in the timeframe allowed to customers.

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that it is not more likely than not that a deferred tax asset will be recovered, a valuation allowance is provided. In making this determination, the Company considers estimated future taxable income and taxable timing differences expected to reverse in the future. Actual results may differ from those estimates.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

             None

Item 2. Changes in Securities

             None

Item 3. Defaults upon Senior Securities

             None

Item 4. Submissions of Matters to a Vote of Security Holders

             None.

Item 5. Other Information

             None

Item 6. Exhibits and Reports on Form 8K

                          (a) Exhibits

             99.1    Certification of Adam Smith, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.2    Certification of Michael Laidlaw, Director (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

                        There were no Forms 8-K filed during the period of this report.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 31, 2002        MPAC CORPORATION

By:	/s/ Adam Smith
Adam Smith, President
(Principal Executive Officer)

By:	/s/ Michael Laidlaw
Michael Laidlaw, Director
(Principal Financial Officer)

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER I, Adam Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of MPAC CORPORATION;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)      presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 31, 2002

/s/ Adam Smith
Adam Smith
President and Principal Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER I, Michael Laidlaw, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of MPAC CORPORATION;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)      presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 31, 2002

/s/ Michael Laidlaw
Michael Laidlaw
Principal Accounting Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Viscount Systems, Inc., a Nevada corporation (the "Company"), does hereby certify that:

1.
The Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Form 10-QSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	December 31, 2002	By:	/s/ Adam Smith
Adam Smith, President

Dated:	December 31, 2002	By:	/s/ Michael Laidlaw
Michael Laidlaw, Principal Accounting Officer