Form 10KSB
period 2002-09-30
MPAC CORP
filed 2003-01-13
CIK 1079222

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]
for the transition period from ______ to ______

Commission File No. 000-49951

MPAC CORPORATION
(Exact name of registrant as specified in charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2870
(Primary Standard Industrial Classification Code Number)

91 -2084507
(I.R.S. Employer I.D. No.)

1302 Arbutus Street, Vancouver, British Columbia, V6J 3W8, telephone (604)-736-7481
(Address, including zip code, and telephone number of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. No [  ]

The registrant’s consolidated revenues for its most recent fiscal year were $405,891.

Based on the closing sales price of the Common Stock on March 1, 2002, the aggregate market value of the voting stock of registrant held by non-affiliates was $310,750. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of December 31, 2002, the registrant’s outstanding common stock consisted of 8,291,518 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Form 10-KSB

Table of Contents

Part	Item No.

I	1	Description of Business

	2	Description of Property

	3	Legal Proceedings

	4	Submission of Matters to a Vote of Security Holders

II	5	Market for Common Equity and Related Stockholder Matters

	6	Management’s Discussion and Analysis

	7	Financial Statements

	8	Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

III	9	Directors and Officers of the Registrant

	10	Executive Compensation

	11	Security Ownership of Certain Beneficial Owners

	12	Certain Relationships and Related Transactions

IV	13	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Financial Statements

Exhibits

FORM 10-KSB

MPAC CORPORATION

PART I.

ITEM 1.     DESCRIPTION OF BUSINESS

General

We sell a sulfur based fungicide that is used for commercial agriculture purposes. Sales of our product commenced in 2001. Currently, our sulfur based fungicide product is sold primarily to the agriculture industry in California. We are also developing a pellet form sulfur based plant nutrient and a dry flowable sulfur product for commercial agriculture use. Our head office is located at 1302 Arbutus Street, Vancouver, B.C.

We previously milled and packaged the sulfur products sold by us using a processing and packaging plant owned by us on land held by us pursuant to a lease. Due to an environmental clean-up order issued by the Province of Alberta relating to a previous tenants operations, and disputes with the landlord over our lease obligations, we were unable to utilize our production facility and outsourced the production of our sulfur products to a third party milling facility for our 2002 fiscal year. We anticipate that we will continue to outsource our milling production for the 2003 fiscal year. Accordingly, in 2002 our business was the marketing and selling of our sulfur products, and we did not engage in production.

In November of 2002 our milling plant was seized by the landlord. We agreed with the landlord not to contest the seizure of the plant in exchange for the termination of our obligations under the lease. As the plant was inoperative at the time of seizure, the seizure is not expected to affect our current operations, which consist primarily sales of product under our brand name. We are currently seeking to merge our operations with another sulfur milling operation. We believe that our existing industry sales channels and purchase orders for our current sulfur products, along with our proprietary research on new agricultural use sulfur products, will provide value to a potential merger candidate. Since November of 2002, we have been in merger negotiations with a sulfur milling operation located in Alberta, Canada, however as at the date of this registration statement no agreement has been reached.

Corporate History

We were incorporated under the laws of the State of Nevada on June 18, 1998 for the purpose of raising capital to acquire a processing plant and machinery necessary to undertake production of sulfur-based plant nutrient fertilizers and fungicides. Our subsidiary, Micron, was incorporated under the laws of Alberta on August 20, 1998.

Our current business is operated primarily through our subsidiary Micron Milling & Packaging Company Ltd. Through Micron we sell our milled and packaged sulfur products to the California agriculture industry.

Prior to our 2002 production year, production and packaging of our sulfur products was carried out at a 10,000 square foot production facility consisting of a mill and packaging plant and equipment situated on five acres of land located in Crossfield, Alberta, Canada. The land and building was held by Micron through a lease.

In November of 2002, the landlord seized the milling and packaging plant and equipment as a result of a dispute over lease payments. Micron negotiated the termination of the lease in exchange for not disputing the seizure. Micron’s decision not to pursue recovery of the plant and equipment was based on a determination by management that considered the replacement value of the assets, the cost of disputing the seizure and the ability of Micron to continue sales of its products. Micron determined that it could meet future supply and delivery obligations by purchasing from third party suppliers located in Alberta, Canada and in the State of Texas. It was determined by management that such suppliers can supply sulfur products milled in accordance with our specifications and packaged under our brand name.

The history of our operations prior to the seizure of our plant and equipment by the landlord is summarized in the following paragraphs.

In October of 1998, we incorporated a wholly owned subsidiary in the Province of Alberta, Canada, under the name 805332 Alberta Ltd. for the purposes of negotiating the acquisition of a sulfur milling and packaging plant and equipment necessary to undertake production of sulfur-based fungicides. The plant was located in Crossfield, Alberta.

At or about this time, Micron Milling & Packaging Company Ltd. a Company incorporated in the Province of Alberta, was competing in our bid to acquire the milling and packaging plant and equipment. At the time of the negotiations, Micron and its principals were not associated with us or our operations. Micron opted out of negotiations, and we retained one of its principals to provide consulting services directly to us.

In January of 1999, our 805332 subsidiary successfully acquired the processing plant and machinery and entered into a lease with the landlord of the premises on which the plant was located. Due to financial difficulties caused by the lack of funds to meet ongoing lease obligations, 805332 was placed into receivership by two creditors later in 1999. We subsequently negotiated with the creditors and the shareholders of Micron whereby it was agreed the assets of 805332 would be bought from the receiver by Micron and concurrently we would acquire Micron.

On May 2, 2000 Micron acquired the processing plant from the receiver at a cost of $62,000 ($95,000 Canadian dollars). The creditors in turn agreed to loan the proceeds of the sale back to Micron, after deduction of the receiver’s fees. Micron concurrently entered into a new lease with the landlord. Since conclusion of the receivership process, 805332 has not held any material assets and has had no operations.

Immediately thereafter, on May 5, 2000 we entered into an agreement with Micron and two principal shareholders of Micron, namely David and Paul Uppal, whereby we acquired 76.5 shares of Micron, representing 76.5% of the issued and outstanding shares of Micron. In exchange for the shares of Micron, we issued 6,400,000 shares of our 805332 subsidiary to the Uppal’s, convertible into 6,400,000 shares of MPAC at the option of the Uppal’s. The right of conversion was agreed to for personal tax planning reasons, as Canadian tax law permits a tax deferral where the shares of one Canadian corporation are sold in exchange for shares of another Canadian corporation. Accordingly, no taxable sale would be realized until the Uppal’s convert their shares of 805332 into shares of MPAC, a Nevada corporation. Pending conversion, the Uppal’s have agreed that voting control of 805332 would remain with MPAC. In connection with the transaction the Uppal’s were appointed to the board of directors of MPAC.

Pursuant to the May 5, 2000 agreement with Micron, MPAC agreed to fund the operations of Micron by advancing $250,000 ($375,000 Canadian Dollars) as a loan convertible into shares of Micron. In February of 2001, MPAC converted the loan to acquire an additional 500,000 shares of Micron. This resulted in MPAC holding 99.99% of the issued and outstanding shares of Micron.

In connection with the above transactions, Paul and David Uppal personally advanced $206,540 towards the operations of Micron, as a loan to fund operations. MPAC subsequently guaranteed the loan by issuing promissory notes to the Uppal’s for the loan amount. The terms of the promissory note provide that MPAC may repay the loan in full at any time within 13 months from the date that demand for repayment is made. Interest is payable on the principal amount at Royal Bank of Canada prime rate plus one percent.

In November of 2002, our milling and packaging plant was seized by the landlord. At that time the plant was inoperative and we determined that there was no economic benefit to contesting the seizure. In 2002 our sulfur products were sold to the California agriculture market under our brand name by using third party sulfur milling and packaging services to produce and package our products in accordance with our specifications. We expect to meet 2003 purchase order requirements by outsourcing production to one or more third parties.

We are also currently seeking to merge with an operating sulfur mill in order to expand our business. Any merger would likely be by way of a share exchange rather than a cash purchase. Currently we are in early negotiations with a sulfur milling operation in Alberta that has excess capacity in its milling plant. We believe production of our current sulfur products and future products that we are developing, together with our purchase orders for 2003 and existing sales channels, would be beneficial to a sulfur milling operation with excess capacity in its production facilities.

Industry Overview

We compete in the plant fungicide and plant nutrient market servicing the commercial agriculture industry. Our niche is the processing, packaging and sale of pure form or elemental sulfur products for agricultural use. In 2002 we outsourced the processing and packaging of our proprietary sulfur products to third party milling facilities, which is expected to continue for 2003, subject to completion of any possible mergers or acquisitions that we are currently exploring.

Traditionally, most world-wide sulfur production comes from sulfur mining and from the recovery of sulfur as a by-product of oil and natural gas production and refining, the latter process sometimes referred to as desulfurization. In North America, mining of elemental sulfur has ceased in recent years due to costs and environmental concerns, and this trend is being followed in the rest of the world. World production of sulfur has, however, remained steady as a result of increased oil and gas refining activity and improved desulfurization techniques. Recent trends towards reducing sulfur content in refined fossil fuels has resulted in improved desulfurization techniques in the process of refining oil and natural gas.

In North America, Canada and the United States produce approximately equal amounts of elemental sulfur per year. As sulfur is a by-product of oil and gas production and refining, the oil and gas endowed Provinces of Alberta and Saskatchewan, along with the States of Texas and Louisiana are the primary producers of elemental sulfur in North America. Mexico accounts for less than 8% of the sulfur produced within the North American Free Trade zone. Canada accounts for approximately 68% of all sulfur imported by the United States.

Sulfur in its elemental form is a commodity and accordingly at the global level is priced based on demand relative to world-wide availability. Pricing of unprocessed elemental sulfur can vary significantly. In 2001, world pricing was approximately $18 per ton compared to $24 in 2000 and $37 in 1999. Current world prices are approximately $27 per ton. Increase in distance to sources of sulfur supply can add to the price of sulfur for the purchaser. However, oil and gas refineries may sell for significantly less than posted commodity trading prices depending on the costs associated with storage and their ability to dispose of the sulfur. Sulfur stockpiles can be a financial burden to refineries and accordingly stockpile holders may realize an economic benefit in paying to have sulfur removed from their sites.

Elemental sulfur can be used for a number of applications including military explosives manufacturing, fertilizers, fungicides, animal feed and medicines. There are generally no suitable substitutes for elemental sulfur for agricultural, medical or military applications. Currently, the agriculture and horticulture industries are the largest consumers of elemental sulfur. The primary use of sulfur in agriculture is as a component in the manufacture of potash fertilizers.

The production of sulfur fungicide and elemental sulfur plant nutrient is a niche business in the agricultural products industry. The use of sulfur by the agricultural industry provides several advantages over other fungicides and pesticides and is complementary to the use of other plant nutrients or fertilizers. Currently we produce only a sulfur based fungicide, however we are also developing the capability to produce a solid form sulfur based plant nutrient, referred to as Elemental Plant Nutrient Sulfur or EPNS, as a second product offering. We are also negotiating to acquire the rights to develop a dry flowable sulfur fungicide as an alternative to our powdered sulfur fungicide. A description of the industry for each of sulfur based fungicides and plant nutrients follows.

Sulfur Based Fungicide

Sulfur is a naturally occurring element which is widely used as a fungicide in both conventional and, with increasing importance, organic farming. Sulfur is widely used because it is relatively inexpensive, generally non-toxic to birds and mammals, and can be used to control both mites as well as fungal diseases.

Sulfur fungicide is generally available in a fine powder or liquid form and appears pale yellow in colour with a slight sulfur odour. Sulfur based fungicides typically consist of 90-99% pure elemental sulfur, with the balance comprised of inert materials. Application of the sulfur in its powdered form can be done by crop dusters that can cover a large area relatively quickly. Powdered fungicides are also preferable to the liquid form in hot weather agricultural areas where droplets from the liquid may magnify the effects of the sun and cause burning of plant leaves and stems. Powdered sulfur fungicide products can control a large number of diseases on fruits, vegetables, various flowers and ornamental plants. Powder form elemental sulfur is also an effective pesticide used to control certain plant-damaging pests such as mites.

Although the use of sulfur as a fungicide is established in agricultural regions around the world, our primary market is the commercial agriculture industry in California. In California, sulfur based fungicides accounted for over 33% by weight of all pesticides applied in production agriculture in 2000. From 1991 to 1996, it had the highest use and largest increase in pounds applied compared to other fungicides and pesticides used in the State of California. It also had the highest use and greatest increase in number of applications and acres treated. Sulfur usage in that State continued to increase between 1996 and 1999 and was the most highly used pesticide/fungicide in 2000, both in pounds applied and acres treated, representing one-third of all reported pesticide/fungicide use by weight.

Based on reports from the California Department of Pesticide Regulation, prior to 1991 California growers relied heavily on newly developed chemical fungicides which resulted in reduced usage of sulfur. However, the development of mildew resistance to those chemical fungicides resulted in a return to sulfur based fungicides. In the first half of the 1990’s other fungicides experienced the development of similar mildew resistance which led to further increases in sulfur usage as a fungicide. Presently, raisin growers rely almost exclusively on sulfur, while wine and table grape growers use both sulfur and chemical fungicides.

Another advantage of sulfur is that sulfur based fungicides are approved for use in organic farming whereas chemical fungicides are not. In particular, organic wine grape growers are common users of sulfur based fungicides. Increasing demand for organic wine has resulted in more California wine grape growers choosing to switch to sulfur products as a fungicide. Accordingly, the lack of mildew resistance to sulfur and an increasing demand for sulfur for organic production have resulted in an overall increase in sulfur usage. In addition to organic and non-organically farmed wine grapes, elemental sulfur fungicide is commonly used as a fungicide on over 20 different commercial crops including non-wine grapes, tomatoes, avocados, apples, cherries and citrus.

In North America, demand for sulfur based fungicide is cyclical and usually is at its peak during the early to mid spring growing season. The powdered fungicide is applied directly onto the growing plants. The demand in the Southern hemisphere, such as markets in South America and Australia is counter-cyclical to North American demand.

Elemental Plant Nutrient Sulfur (EPNS)

Sulfur deficiency in crops is a relatively recent world-wide phenomenon that is a by-product of several factors. These factors include the intense use of available agricultural land which results in the depletion of naturally occurring sulfur and other nutrients in the soil, which places reliance on fertilizer use to obtain satisfactory crop yields. Also, in the past, sulfur emissions in the atmosphere released as a byproduct of burning fossil fuels such as oil and coal, resulted in sulfur being available to crops in the form of acid rain, which is formed by sulfur emissions attaching to water droplets. As many modern and developing countries move to cleaner use of fossil fuels, sulfur emissions have decreased. These factors have resulted in a combination of high fertilizer dependency as well as increased sulfur availability from the refining of oil and natural gas. As the sulfur content in fertilizers is typically low, most sulfur deficiencies cannot be resolved through fertilizer use alone. Accordingly there exists a need for elemental sulfur as a plant nutrient to complement fertilizer use.

Sulfur is an essential element in plant growth. All living things require a balance of four major nutrient groups to stay healthy, grow and reproduce: nitrogen, phosphate, potassium or potash, and sulfur. Nitrogen promotes protein formation in plants and crops and is a major component of chlorophyll, which helps to promote green, healthy growth and high yields. Phosphates stimulate root development, promote flowering and help prevent disease and environmental stress. They also encourage growth and produce uniform crop yields. Potash regulates many different functions and is required in large quantities for healthy crop growth and development. Sulfur is a building block for proteins, enzymes and vitamins, is a key ingredient in the formation of chlorophyll and helps to improve the effect of other nutrients. If supplied to plants in adequate amounts, sulfur improves yields, promotes vegetative growth as well as protein and chlorophyll content. Additionally, sulfur improves fertilizer efficiency and resistance of plants to pests, diseases and cold weather. Symptoms of sulfur deficiency in crops usually appear on younger upper leaves and can result in irregular growth cycles and reduced crop quality and yields.

Sulfur is considered the fourth major plant nutrient after nitrogen, phosphorus and potassium, and is needed by many crops to the same extent as the other three major nutrients. In many applications, the role of sulfur in plant growth has previously been little known or understood. Adequate amounts of sulfur had been supplied to crops from sulfur previously existing in soil, through high sulfur emissions and through incidental amounts of sulfur supplied as a component of other fertilizers. However, in many parts of the world, sulfur deficiency has recently become problematic and use of sulfur as a plant nutrient is becoming necessary to meet the needs of intensive agriculture. Sulfur content in soil from atmospheric sulfur emissions and other incidental sulfur applications is diminishing, while at the same time more intensive use is being made of agricultural land to cope with rising production demands.

The world-wide demand for sulfur is expected to increase as population increases and agricultural land resources decrease. The growth of world population will result in continued increases in the demand for food, while further urbanization will place additional pressure on the amount of arable land available for agricultural production, which has already declined from 1.1 acres per capita in 1965 to 0.6 acres in 2000. In the long-term, growth and profitability in the fertilizer industry are driven by world population growth and rising living standards which create an increasing demand for food. As the availability of arable land for production of food is largely fixed, it is imperative that crop yields are increased through application of high-analysis fertilizers and other agricultural inputs in order to meet this increasing demand. The optimal results from the application of fertilizers requires the presence and availability of the four major nutrients in a satisfactory physical form and at a price that makes their application cost effective.

Plant nutrient sulfur is growing in importance world-wide as food production increases and overall sulfur inputs diminish. Increasing crop production, reduced sulfur dioxide emissions and shifts in fertilizer sources have led to world-wide sulfur deficiencies. Over a twenty-year period, the amount of sulfur used in all fertilizers is estimated at around 10 million tons per year, however, nitrogen consumption has almost doubled during this period from approximately 39 million tons in 1973, to about 75 million tons in 1991. The increased consumption of sulfur free, high-analysis fertilizers is one of the most significant causes of sulfur deficiency.

According to the Sulphur Institute, in 1991 it was estimated that the total annual unrealized world market potential for sulfur as a plant nutrient was 6.4 million tons. The need for sulfur as a plant nutrient has shown steady growth since the 1960s and is expected to continue growing into the 21st century. The world deficit for sulfur as a plant nutrient is projected to reach 7.5 million tons annually by 2000 and increase to 12 million tons by 2010.

In North America, demand for sulfur by the agriculture industry is affected by cyclical growing patterns. Accordingly, demand is greatest in the late fall through early spring season, as growers typically accumulate plant nutrients for the spring growing season.

To date, sulfur requirements have been partially satisfied with the application of ammonium sulfate. Granular ammonium sulfate is composed of approximately 24% sulfur in sulfate form. Ammonium sulfate is relatively low cost. Due to the lack of high-analysis sulfur fertilizers and the low cost of granular ammonium sulfate, this product is being applied to crops. However, ammonium sulfate has drawbacks including its low concentration of sulfur.

A high-analysis form of sulfur would significantly lower transportation, storage, and application costs and allow for the more precise application of sulfur than can be achieved through the use of fertilizers. As transportation costs account for a significant share of fertilizer costs, the increase in concentration of a fertilizer and the consequent drop in tons of product required significantly lowers the cost of usage of a fertilizer product and increases its desirability.

Pure form sulfur plant nutrients are typically mixed with other fertilizers prior to application. This results in a need to produce the sulfur in a form that will blend evenly with other fertilizers, as well as deliver sufficient sulfur to the crops. Currently available products are somewhat unsatisfactory due to their inability to blend with other fertilizers or impermeable pellets that result in limited surface area resulting in slow absorption rates by the soil. Other pellets, such as ammonium sulfate deliver lesser amounts of sulfur. The industry requires an EPNS pellet that can be readily blended with other fertilizers, and is easily absorbed into the soil.

In summary, increased demands on agricultural land, combined with the increased use of high-analysis fertilizers and rapidly declining sulfur dioxide emissions, has lead to increased incidents of sulfur deficiencies. Many deficiencies are acute. Based on this, the demand for sulfur-based fertilizers is expected to increase and such fertilizers will become a permanent fixture in agriculture. Many attempts to develop products to address this need have been made by various companies, but to date a completely satisfactory product has not been offered. Other products currently available offer a partial solution. We are seeking to develop a competitively priced solution to address the need for a suitable form of sulfur plant nutrient. We believe our proposed product is designed to be agronomically acceptable with specific physical characteristics required for handling and application.

Our Products

Our current product is a powdered elemental sulfur fungicide. Future products that we are developing are a pellet form EPNS product, and an alternative form of sulfur fungicide referred to as a dry flowable fungicide. We have suspended research and development of future products pending our review of potential merger opportunities and plan of operation.

Our Sulfur Based Fungicide Product

Our fungicide is used to control powdery mildew on crops such as apples, cherries, citrus, grapes, peaches, plums, prunes, beans, carrots, cotton, onions, peas, sugar beats, and tomatoes. During the first year of production ending September 30, 2001 sales were approximately on thousand tons. Sales for the year ending September 30, 2002 sales were approximately 2,100 tons. Orders as of January 10, 2002 for fungicide to be delivered during the upcoming year are in excess of 4,000 tons.

Our sulfur based fungicide can be widely used on numerous crops. The process involved in the production of the fungicide is relatively straightforward and efficient.

We have historically sourced our sulfur from suppliers located in the Province of Alberta, Canada. Alberta produces a significant amount of oil and gas and consequently sulfur recovered from the desulfurization of these fossil fuels is abundantly available. There is currently a surplus of raw sulfur in Alberta which is expected to last indefinitely due to the ongoing production of high sulfur or sour gas in the province. This surplus has kept the purchase price of sulfur low, and is expected to continue to keep downward pressure on the cost of sulfur available locally.

Our current market is primarily California. Shipment of product has historically been by truck. Transportation to the primary markets in California remains inexpensive due to the abundant availability of back-haul transport from trucks returning to California after delivery of products to Canada.

Our Proposed Elemental Plant Nutrient Sulfur (EPNS) Product

We have been developing the methodology and technology required to produce Elemental Plant Nutrient Sulfur, a solid plant nutrient product in pellet form. We believe that there is currently no completely satisfactory EPNS product offered on the market and accordingly the opportunity exists to develop and market a competitively priced product that has the specific physical characteristics required for handling and application. We are currently suspending further development and engineering of our EPNS product pending our efforts to locate a partner or merger candidate with which we can consolidate our operations.

Our EPNS product is designed as a solid pellet comprised of approximately 90% elemental sulfur that will be blended with the nutrients nitrogen, phosphate and potassium and subsequently applied to crops. We are seeking to develop a superior product to the sulfur-based fertilizer products currently available on the market. In particular, our product is being engineered to blend smoothly with other nutrients, and to dissolve rapidly into the soil with a high percentage of sulfur compound delivery for absorption by plants. Blending generally occurs in the region where the fertilizer will be applied and is conducted by an intermediary facility that blends in accordance with specifications received by individual crop growers. The need to have regional blending facilities that can blend to a requested specification means that pre-blending of the fertilizer is not practical.

We have previously initiated discussions on our product with distributors and purchasers to determine the size of our market and sales expectations. We initially targeted the commencement of sales of our EPNS product in the late fall of 2003, timed to coincide with growers preparing for the spring growing season. However, as a consequence of the seizure of our milling assets, the timing of the release of our EPNS product is dependent on when we can locate a suitable production partner or merger candidate with the necessary resources required to complete the development and implementation of our form of EPNS production. During the past two years, we have spent in excess of $130,000 on the research and development of our proposed EPNS product. We estimate that the commercial release of the EPNS product will require an additional $450,000 for development, retooling, marketing and administrative costs prior to commencing sales of this product.

Dry Flowable Sulfur Fungicide

We have been in ongoing negotiations to acquire a license to certain production technology and formulations necessary to produce dry flowable sulfur fungicide. We have suspended these negotiations indefinitely. Should we be successful at locating a production partner or merger candidate, we will re-visit the acquisition of the license. Dry flowable sulfur fungicide is a form of very finely micronized sulfur with certain qualities of dispersion and suspension in water, that offers an alternative to our powdered form fungicide. This product has similar uses as our powdered sulfur fungicide, but offers certain characteristics that are better suited to certain commercial crop applications. The fine powder is readily dissolved into a liquid that can be applied to operations that cannot use crop-dusting techniques, such as smaller farms or orchards.

We believe the market for dry flowable sulfur fungicide in North America and world-wide is rapidly expanding because of its application advantages over powdered fungicide.

Market and Marketing

The current market for our powdered fungicide is primarily California. Our fungicide is sold through distributors specializing in specific regions and products. The majority of our sales are conducted through three agricultural product distributors, however, we also sell directly to some commercial growers. It is not expected that the loss of any one distributor will have a material impact on our sales as current demand for sulfur is generally believed to be relatively constant and a decrease in sales to one purchaser or distributor is expected to result in an increase in sales to another, provided our pricing and quality remain competitive. Marketing efforts are primarily directed at agricultural industry distributors in California. We are reviewing the possibility of expanding our marketing efforts to other regions that may require a sulfur-based fungicide including counter-cyclical regions such as South America and Australia. Product demand and shipping costs are critical factors being analyzed in determining suitable markets. We market our product under the trade name “Micron Dusting Sulfur 44”.

We expect that the market for our proposed EPNS product is initially industrial canola and grain crop growers in the midwestern United States and Canada. These growers are thought to be the largest expected beneficiaries of EPNS products. We will sell our EPNS product through distributors with numerous points of sale. Therefore, we will concentrate marketing efforts on establishing relationships with these distributors. The Company will also seek to establish relationships with producers of fertilizer products whose product lines would benefit from the addition of EPNS. Numerous candidates exist in every geographic region, however, the initial sales of EPNS would be confined to markets within an economically serviceable geographic region. An economically serviceable geographic region refers to markets to which our sulfur products can be economically supplied to because transportation costs are not prohibitively high. From facilities in Alberta, the Northwestern and Western US as well as Western Canada can be served effectively due to competitive transport costs. We are also studying the economics of marketing our products to offshore markets.

Competition

Most of our fungicide sales are in California through distributors that place orders based on price, quality, and availability standards. Demand for packaged elemental powdered sulfur fungicide by distributors is price sensitive and accordingly we must be able to adjust to changes in pricing due to fluctuations in demand or supply.

The market for sulfur dusting powders on the west coast of North America is primarily supplied by a production facility owned by a competitor located in Fresno, California. While this competitor is located close to markets and has numerous established relationships, we believe that our product can be offered from Alberta suppliers at competitive prices for several reasons including the following: proximity to sulfur stockpiles allows raw sulfur to be obtained at a low cost per ton with low transportation cost; the availability of cheap transport to the California market as truck operators are willing to provide transport services at a reduced rate in order to fill otherwise empty trucks returning to the U.S.; our operating costs are paid in Canadian dollars which currently provides us with an exchange rate advantage; and we do not have a competitive relationship with many distributors in California.

We believe that there is currently no product available on the market today that offers a satisfactory alternative to our proposed EPNS product. Other products offer partial solutions to sulfur deficiency in soil that our product is designed to remedy. The process for developing our EPNS product is not proprietary to us and other potential competitors have access to this information. However, given the limited interest and capital and technical requirements in producing a competitive product, we believe that competition will be slow to arise. Further, we do not expect that larger fertilizer companies will present significant competition as the relatively small size of this niche market combined with the specialized requirements for production, limits the appeal to these companies to provide direct competition.

Our proposed dry-flowable sulfur is expected to be marketed initially to smaller commercial farm and orchard operations in Canada and the United States.

Marketing of all products essentially consists of contacting industry distributors and creating awareness of our products.

Sources of Revenues

Currently, all revenues are derived through sales of our sulfur fungicide product. We are actively seeking additional avenues to market and sell our fungicide product. In addition, if we are successful at developing, producing and marketing our pellet form EPNS and our dry flowable fungicide, then we will generate additional revenues from the sale of those product. We are also exploring the market for sulfur applications among other industries.

Employees

As a result of the closure of our milling and packaging plant, we do not currently require employees. All sales, marketing, research and development services are provided directly by our directors and officers.

Item 2.     DESCRIPTION OF PROPERTY.

Offices and Production Facilities

Our executive offices located at 1302 Arbutus Street, Vancouver, B.C. have been provided by a Director of the Company free of charge. We believe that our current facilities are adequate and suitable for our current use, which consists primarily of sales and marketing of our products, as well as reviewing opportunities and negotiations with potential partners and merger candidates. We are seeking to acquire new production facilities through a merger with a suitable production partner. Our facilities are adequately insured against perils.

Governmental Regulation

We have applied for and received the licenses necessary to export and sell our powdered sulfur-based fungicide product in the United States by the Environmental Protection Agency as well as the California Department of Pesticide Registration. In our opinion, these licenses could be of significant value to a potential merger candidate or partner as they allow the export and sale of our product to the California market.

We hold all necessary business and product approvals for the production and storage of sulfur products from Canadian provincial regulators, although we are not currently engaged in production our product. We believe that should we determine to restart in-house production and packaging of our product, the cost associated with obtaining the necessary permits and otherwise complying with environmental laws is minimal.

While there can be no certainty, we believe that the regulatory environment will continue to support our current and planned activities. However, any reversal of the current regulatory approvals of such products could have a serious and material negative effect on our business prospects.

Item 3.     LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal actions pending, threatened, or contemplated against us.

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

The Company's Common Stock is traded in the over-the-counter market in the Pink Sheets under the Symbol “MPCC”. The over-the-counter market in the Pink Sheets has a limited and sporadic trading market and does not constitute an established trading market. There has been a single trade in the stock on October 10, 2002 at the price of $0.05. Quotation of bid, ask and trade prices on the Pink Sheets does not reflect retail markup, markdown or commissions and accordingly may not represent actual transactions.

The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2002.

2002 Calendar Year	High Bid	Low Bid
Second quarter	$0.05	$0.05
Third quarter	$0.05	$0.05
Fourth quarter	$0.05	$0.05

As at December 31, 2002, there were 8,291,518 shares of our common stock issued and outstanding and approximately 76 stockholders of record.

As at December 31, 2002, there were 6,400,000 shares of our common stock reserved for issuance pursuant to the right to convert shares of 805332 B.C. Ltd. for shares of MPAC, granted to two or our directors in connection with the acquisition of Micron. We have also reserved 250,000 shares of our common stock for issuance as a finder’s fee in connection with the acquisition of Micron, which is payable to third party finder.

Accordingly, on a fully diluted basis, our share capital would consist of 14,941,218 shares of common stock.

There are no contractual restrictions on the resale of any our outstanding common stock. As at December 31, 2002, there are shares of our common stock that are restricted from resale under Rule 144 promulgated under the U.S. Securities Act of 1933, as follows:

Number of	Description
Restricted
Shares

200,000	Shares that may be sold beginning on May 23, 2003 in accordance with Rule 144.
70,000	Shares that may be sold beginning May 7, 2002 in accordance with Rule 144.
530,000	Shares that may currently be sold in accordance with Rule 144, and that may be sold in accordance with Rule 144(k) on or after January 16, 2003.
70,000	Shares that may currently be sold in accordance with Rule 144, and that may be sold in accordance with Rule 144(k) on or after October 1, 2003.
6,400,000	Shares issuable to affiliates upon conversion, that pursuant to Rule 144(d)(3)(ii) may, when issued, be sold in accordance with the affiliate provisions of Rule 144.
250,000	Shares reserved for issuance that pursuant to Rule 144(d)(3)(ii) may be sold in accordance with Rule 144(k) when issued.
2,191,369	Shares held by affiliates that may be sold in accordance the affiliate rules set out in
Rule 144.

Total restricted (issued and reserved): 9,711,369 shares

Total restricted held by Affiliates (issued and reserved): 8,591,369 shares

Total restricted held by non-Affiliates (issued and reserved): 1,120,000 shares

Total non-restricted: 5,230,149

In general, Rule 144 under the Securities Act provides that securities may be sold if there is current public information available regarding the issuer and the securities have been held at least one year. Rule 144 also includes restrictions on the amount of securities sold, the manner of sale and requires notice to be filed with the SEC. Under Rule 144 a minimum of one year must elapse between the later of the date of the acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale under the Rule. If a one-year period has elapsed since the date the securities were acquired, the amount of restricted securities that may be sold for the account of any person within any three-month period, including a person who is an affiliate of the issuer, may not exceed the greater of 1% of the then outstanding shares of our common stock or the average weekly trading volume in the over-the-counter market during the four calendar weeks preceding the date on which notice of sale is filed with the SEC. If a two-year period has elapsed since the date the securities were acquired from the issuer or from an affiliate of the issuer, a seller who is not an affiliate of the issuer at any time during the three months preceding a sale is entitled to sell the shares without regard to volume limitations, manner of sale provisions or notice requirements. Affiliates of the issuer are subject to an ongoing volume restriction pursuant to Rule 144 on resales of shares held by them.

Transfer Agent and Registrar

The transfer agent and registrar for the common stock of MPAC is Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117, telephone, (801) 272-9294.

Dividends Policy

We have not paid dividends on our common stock since our inception. Dividends on common stock are within the discretion of the Board of Directors and are payable from profits or capital legally available for that purpose. It is our current policy to retain any future earnings to finance the operations and growth of our business. Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Please refer Item 4 of Part II of our amended Form 10-SB filed December 13, 2002 for information concerning recent sales of unregistered securities.

Item 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discusses the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included in the Company's Form 10-KSB for the year ended December 31, 2001.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

Results of operations for the twelve months ended September 30, 2002 (“2002”) compared to the twelve months ended September 30, 2001 (“2001”) .

Sales revenues for the twelve months ended September 30, 2002 were $405,891 compared to sales of $194,427 for the twelve months ended September 30, 2001, an increase of 108%. This increase reflects the increased recognition of our product, agricultural dusting sulfur, a natural fungicide preferred by both traditional and organic farmers, in the marketplace following our first year of sales in 2001. The year ended September 2002 was the second year of marketing of fungicidal sulfur dusting powder. Purchase orders received for product delivery for the ensuing fiscal year ending September 2003 indicate an increase over our orders received for 2002, due to a renewed order from our largest distributor and familiarity with our brand name within the industry.

Cost of goods sold was $415,882 the twelve months ended September 30, 2002 versus $139,220 for the twelve months ended September 30, 2001. The increase reflects the outsourcing of production during 2002. It is anticipated that the reduction of fixed costs that this outsourcing will allow will offset the higher costs in the future. The Company is negotiating production outsourcing costs for its product for the upcoming production year.

A loss of $9,991 was incurred for the twelve months ended June 30, 2002 $ as compared to a gross profit of $55,207 for the twelve months ended September 30, 2002. The change reflects the increased cost of sales incurred through outsourcing.

Selling, general and administrative expenses decreased to $288,945 during the twelve months ended September 30, 2002 from $336,974 for the twelve months ended September 30, 2001. Professional fees of $57,894 for the twelve months ended September 30, 2002 were incurred in the process of applying for an investment tax credit.

A reduction in the carrying value of capital assets of $162,517 was recorded for the twelve months ended September 30, 2002 as a result of a consent order entered into with the company’s former landlord following his uncontested seizure of our equipment.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2002 totaled $43,769 as compared with the cash and cash equivalents of $47,971 at September 30, 2001.Accounts receivable at September 30, 2002 was $6,676 and an investment tax credit of $86,920 was receivable at that time as well.

The company raised US $100,000 in additional equity financing during the year ending September 30, 2002 and during the first quarter of 2002 and we received an investment tax credit of $22,984. We have funded business operations using cash from an additional equity financing raised during the first quarter of 2002, and the scientific tax funding grants received during the third quarter of 2002 as well as from funds received from the sale of dusting sulfur. For the twelve months ended June 30, 2002, there were no capital expenditures.

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

We do not have any material commitments for capital expenditures as of September 30, 2002. For the twelve months ended September 30, 2002, there were no capital expenditures.

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

Item 7.     FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page and officer certification pages.

Item 8.     CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of January 10, 2003 are set forth in the table below. Each of the directors of MPAC will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past five years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

The following table sets forth, as of the date of this registration statement, the name, age and position of the officers and directors of the MPAC.

Name	Age	Position (1)

Adam J.C. Smith	39	Director, President, and CEO
Paul Uppal	50	Director and Treasurer
David R. Uppal	40	Director and Secretary
Michael M.D. Laidlaw	68	Director

(1) Pursuant to our bylaws, all directors serve for a term of one year, until they resign or until they are removed by majority vote at a meeting of the stockholders. Officers are elected by MPAC’s directors and serve for a term of one year, or until such time as their successor is appointed, until they resign or until they are removed by the directors.

None of the MPAC’s directors and officers hold positions with other reporting companies save for Mr. Laidlaw who is a director of Global Net Entertainment Corp. and Otish Mountain Exploration Inc., both publicly listed companies trading on the TSX Venture Exchange in Canada.

The following is a brief summary of the education and business experience of the following:

Adam J.C. Smith, Chief Executive Officer, President and Director: Mr. Smith has over 14 years experience in a variety of corporate finance positions most recently with Groome Capital Advisors of Montreal, Canada. Mr. Smith has been responsible for the acquisition, fundraising, and corporate duties necessary to create MPAC, has acted as an officer and director of a subsidiary of MPAC Corporation since its inception in 1998, and has acted as a Director and

Chief executive officer of MPAC since 2000. Mr. Smith is responsible for several aspects of the operations of MPAC including the initiation of product marketing, application for regulatory approvals for the sale of the product, and the Company’s research and development projects. Mr. Smith graduated from the University of British Columbia in 1986 receiving a Bachelor of Arts degree in Philosophy.

Paul Uppal, Director and Treasurer: Mr. Uppal has served as Director of MPAC since May 1, 2000. Mr. Uppal has owned and operated a lumber marketing company for over 16 years and has been the Human Resources Manager of Goldwood Industries since 1986. Mr. Uppal is a real estate developer who joined the Real Estate and Sub-Mortgage Brokers Association of British Columbia in 1994. He previously owned and operated a local pub for 16 years, while serving as director of the Neighbourhood Pub Owners Association. Mr. Uppal had served on the board of directors of the North Fraser Harbour Commission since 1998. Mr. Uppal was recently appointed to a second term as Chairman of the Board of the North Fraser Port Authority in 1999 that manages the operation of a large port and waterway.

David R. Uppal, Director and Secretary: Mr. Uppal has owned and operated a lumber manufacturing firm, Universal Lumber Sales Ltd., for the past 15 years. Universal Lumber has 3 manufacturing facilities in the Canada, employing over 100 people. The manufactured products are sold in the U.S., predominantly in California. Sales in 1999 were in excess of $15,000,000. Mr. Uppal also overseas 60 employees generating $2.5 million in sales at Metrotown Restaurants Ltd., the operator of two restaurants. Mr. Uppal graduated from Simon Fraser University in 1984 with a Bachelor of Arts degree.

Michael M.D. Laidlaw, Director: Mr. Michael M. D. Laidlaw was appointed to the Board of the Company on May 1, 2000. He is an international financial consultant and advisor. Over the last ten years Mr. Laidlaw has assisted in achieving funding for companies trading on NASDAQ, TSX Venture (formerly the Canadian Venture Exchange) and TSX (formerly the Toronto Stock Exchange) exchanges. In 1955, he joined the London brokerage house of Angel H. Hart & Company in London, England, and in 1961 he moved to Vivian Gray & Company, also in London, England. In 1963, he became a member of the London Stock Exchange. In 1964 he was appointed a partner of Vivian Gray & Company and became the managing partner in 1980. Funds under his management during the early 1980.s amounted to over 2.5 Billion Pounds Sterling. In 1985, Mr. Laidlaw acquired Giles & Overy, a London brokerage house, and increased revenues by tenfold over a three-year period. In 1988, he became an independent financial advisor and consultant to many European and North American companies. Since September of 1999 Mr. Laidlaw has been a Director and President of Global Net Entertainment a publicly listed company trading on the TSX Venture Exchange in Canada. Mr. Laidlaw is also Director and President of Otish Mountain Exploration Inc., a publicly listed company trading on the TSX Venture Exchange in Canada.

Significant Employees

MPAC does not have any significant employees or written employment contracts with any employee or officer.

Family Relationships

There are no family relationships among the our directors or officers, except as between Paul Uppal and David R. Uppal who are related as second cousins.

Compliance with Section 16(a) of the Exchange Act

The directors and officers of the Company have not filed their initial insider reports on Form 3 as at the date of this report. MPAC has been informed that the forms will be filed shortly.

Information as to holdings of the directors and officers of the Company are available in this report and in the Form 10-SB filed with the SEC in July of 2002 as amended.

Item 10.     EXECUTIVE COMPENSATION

The following table provides a summary of the compensation paid to the Chief Executive Officer for the years ended September 30, 2000, September 30, 2001, and September 30, 2002. No executive officer received a total annual salary, bonus and other compensation in excess of $100,000 in those periods. MPAC’s Chief Executive Officer has received no compensation other than consulting fees. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned for the 2002 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

* the information in the above table is presented as at September 30 for each of the relevant years.

As of the date of this registration statement, we have not paid any bonuses or granted any stock awards, options or stock appreciation rights to any officer, director or employee. No options have been exercised. We have no arrangements for the compensation of directors and officers for their services as directors and officers.

Director Compensation

No compensation was paid to directors for services rendered as a director.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the MPAC’s issued and outstanding common stock owned as of December 31, 2002 by (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) named directors and executive officers; and (iii) all directors and executive offices of MPAC as a group. Unless otherwise indicated in the footnotes below on the table as subject to community property laws, where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock shown as beneficially owned.

Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class (1)
Teresa Lo 183 - 1857 West Fourth Ave Vancouver, B.C. V6J 1M4	600,000	7.23%
Adam J.C. Smith (Director, President and CEO) 1302 Arbutus Street Vancouver, B.C. V6J 3W8	1,526,518(2)	18.41%
Aziz Rajwani 106 – 3780 Cambie Street Vancouver, B.C. V5Z 2X5	432,000	5.21%
Valerie Orr 38 Glenmore Drive West Vancouver, B.C. V7S 1A6	515,000(3)	6.21%
Michael M.D. Laidlaw (Director) 55 Falcon Way Isle of Dogs London E14 9VP England	550,000	6.63%
Paul Uppal (Director and Treasurer) 11032 Scarborough Dr. Delta, B.C. V4C 7S5	3,300,000(4)	28.90%(5)
David R. Uppal (Director and Secretary) 8349 Laurel Street Vancouver, B.C. V6P 3V4	3,400,000(4)	29.77%(5)
Directors and Officers as a Group (4 persons)	8,476,518	59.69%(5)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. These calculations are based on a total issued and outstanding share capital as at December 31, 2002 of 8,291,518 common shares, and for each beneficial owner assumes conversion or exercise of all convertible securities held by the particular beneficial owner.

(2)  Includes 877,667 shares held by Panda Management Ltd., a company controlled by Adam J.C. Smith, and 25,000 shares held by Marouska Schluter, a close family member.

(3) Includes 15,000 shares held by Ron Orr, a close family member.

(4) Includes shares issuable upon exercise of the right to convert shares of a subsidiary of MPAC for a total of up to 3,200,000 of our shares, which right may be exercised within the next 60 days and thereafter.

(5) These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options. In particular, these amounts include shares issuable upon exercise of options as follows: 3,200,000 shares issuable to Paul Uppal; and 3,200,000 shares issuable to David R. Uppal.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors of MPAC are not currently compensated by us for meeting attendance or otherwise, but are entitled to reimbursement for their travel expenses. We do not pay additional amounts for committee participation or special assignments of the Board of Directors.

Adam J.C. Smith, President, Paul Uppal, Treasurer, and David R. Uppal, Secretary of MPAC, are currently the only full time executives of MPAC and are not in receipt of any salary at this time but are entitled to reimbursement for their travel expenses, and other expenses related to their duties as officers. Michael M.D. Laidlaw, a Director of MPAC, received consulting fees in the amount of $25,000 during fiscal 2001 for duties performed. In fiscal 2001, Mr. Laidlaw provided consulting services in connection with assessing capital markets, obtaining a quotation on the Pink Sheets trading service, and assisting with corporate finance initiatives.

Mr. Paul Uppal and Mr. David Uppal are the President and Secretary respectively of Micron Milling & Packaging Company Ltd., a subsidiary of MPAC, and have not received compensation to date for the services in those capacities, but are entitled to reimbursement for their travel expenses, and other expenses related to their duties as officers of the subsidiary.

During the fiscal 2001, MPAC borrowed $103,270 from Mr. Paul Uppal and an additional $103,270 from Mr. David Uppal by way of promissory notes. Both notes are due within 13 months of the date demand for repayment is made and otherwise have no specific terms of repayment. Interest accrues on the notes at the Royal Bank of Canada prime lending rate plus 1%. These notes are currently outstanding, and no demand for repayment has been received by us. The loans from David Uppal and Paul Uppal provided funds for the acquisition of capital equipment, the refurbishing and operation of the plant as well as for general and administrative purposes.

In connection with acquisition of Micron Milling and Packaging Ltd. during fiscal 2001, we issued 3,200,000 shares of the common stock of a subsidiary to Paul Uppal and 3,200,000 shares of the common stock of a subsidiary to David R. Uppal, who previously held 76.5% of the issued and outstanding shares in the capital of Micron. The shares issued to the Uppal’s carry the right of conversion into shares of MPAC on a one to one basis.

Subsequent to our September 30, 2002 year end, we issued 114,851 shares of common stock to Adam Smith, a director and President of MPAC, in exchange for services rendered in connection with our operations, which we valued at $58,743.

Item 13.     EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Exhibits

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 10, 2003.

MPAC Corporation

By:	/s/ Adam Smith
Adam Smith, President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on January 10, 2003.

By:	/s/ Adam Smith
Adam Smith, President and Director
(Principal Executive Officer)

By:	/s/ Michael Laidlaw
Michael Laidlaw, Director
(Principal Accounting Officer)

By:	/s/ Paul Uppal
Paul Uppal, Director

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Adam Smith, certify that:

1.     I have reviewed this annual report on Form 10-KSB of MPAC Corporation.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)     presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ Adam Smith
Adam Smith
Chief Executive Officer

CERTIFICATION BY PRINCIPAL ACCOUNTING OFFICER

I, Michael Laidlaw, certify that:

1.     I have reviewed this annual report on Form 10-KSB of MPAC Corporation.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)     presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003

/s/ Michael Laidlaw
Michael Laidlaw
Principal Accounting Office

MPAC CORPORATION

Consolidated Financial Statements
Year Ended September 30, 2002
and Auditors’ Report

Hay & Watson CHARTERED ACCOUNTANTS

AUDITORS' REPORT

To the Directors of
MPAC Corporation

We have audited the accompanying consolidated balance sheets of MPAC Corporation as at September 30, 2002 and September 30, 2001 and the related consolidated statements of loss and deficit, of capital deficiency and of cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of MPAC Corporation as at September 30, 2002 and September 30, 2001 and the results of its operations and of its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, B.C., Canada
January 9, 2003

1822 West 2nd Avenue, Vancouver, B.C. V6J 1H9 - Tel: (604) 732-1466 Fax: (604) 732-3133

MPAC CORPORATION

Consolidated Balance Sheets
September 30
(Expressed in U.S. Dollars)

	2002	2001

ASSETS
Current
Cash and cash equivalents	$43,769	$47,971
Accounts receivable	6,676	29,771
Investment tax credits receivable	86,920	85,410
Inventory	-	15,071
Prepaid expenses and deposits (Note 2)	565	52,829

	137,930	231,052
Capital Assets (Note 3)	4	160,353

	$137,934	$391,405

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 4)	$225,018	$161,014
Deferred government grant	-	6,335
Current portion of capital lease obligation (Note 5)	6,328	5,859
Current portion of long-term debt (Note 6)	2,988	2,766
Demand loans (Note 7)	125,099	90,230

	359,433	266,204
Capital Lease Obligation (Note 5)	2,247	8,731
Long-Term Debt (Note 6)	419,674	423,342

	781,354	689,277

CAPITAL DEFICIENCY
Share Capital (Note 8)	618,515	518,515
Deficit	(1,261,935)	(825,387)

	(643,420)	(306,872)

	$137,934	$391,405

APPROVED BY THE BOARD

__________/s/Adam Smith________________Director

__________/s/Michael Laidlaw____________Director

MPAC CORPORATION
Consolidated Statements of Loss and Deficit
Years Ended September 30
(Expressed in U.S. Dollars)

	2002	2001	2000

SALES OF PRODUCT	$405,891	$194,427	$-
COST OF GOODS SOLD	415,882	139,220	-

GROSS PROFIT	(9,991)	55,207	-

OTHER INCOME
Interest income	1,921	661	441
Other income	22,984	-	27,557

	24,905	661	27,998

EXPENSES
Accounting	21,812	21,620	4,926
Amortization	22,961	34,938	12,583
Automobile	805	2,474	3,861
Consulting fees	1,540	95,587	124,947
Courier	357	726	2,258
Equipment rental	(6,172)	1,648	8,038
Foreign exchange	(393)	557	(4,437)
General and administrative	2,010	5,212	4,600
Insurance	2,128	5,726	5,026
Interest and bank charges	2,182	2,049	2,144
Interest on long-term debt	31,706	12,610	11,751
Legal	56,011	45,825	48,788
Management fee	14,705	18,079	6,736
Meals and entertainment	163	1,302	-
Professional fees	57,894	1,795	4,623
Rent and property taxes	54,804	21,375	51,728
Repairs and maintenance	-	5,446	256
Supplies and tools	12,216	3,544	3,378
Telephone and utilities	7,204	14,656	7,868
Transfer agent	967	2,590	-
Travel	2,554	19,257	1,291
Wages	3,491	19,958	-

	288,945	336,974	300,365

OPERATING LOSS	(274,031)	(281,106)	(272,367)
REDUCTION IN CARRYING VALUE OF
CAPITAL ASSETS (Note 3)	(162,517)	-	-

NET LOSS	(436,548)	(281,106)	(272,367)
DEFICIT, Beginning of Year	(825,387)	(544,281)	(271,914)

DEFICIT, End of Year	$(1,261,935)	$(825,387)	$(544,281)

Weighted Average Number of Shares	8,099,092	7,729,188	7,351,667
Loss Per Share	$(0.05)	$(0.04)	$(0.04)

MPAC CORPORATION

Consolidated Statements of Shareholders’ Equity (Capital Deficiency)
Years Ended September 30
(Expressed in U.S. Dollars)

	2002	2001	2000

SHARE CAPITAL (Note 8)
Common shares
Issued and fully paid
Balance, beginning of year	$421,014	$231,014	$56,014
Issued for cash	100,000	190,000	175,000
Issued for consulting services, at the completion of services	34,388	-	-
Issued for the payment of debt to a company owned by a
director	58,743	-	-

Balance, end of year	614,145	421,014	231,014

Allotted for future issues
Issuable on exercise of share conversion rights
Balance, beginning of year	38,758	-	-
To be issued on conversion of 6,400,000 shares of 805332
as consideration for the acquisition of Micron (Note 1)	-	4,205	-
To be issued as a finder’s fee for the acquisition of Micron	-	165	-
Issued for consulting services, at the completion of services	(34,388)	34,388	-

Balance, end of year	4,370	38,758	-

Issued subsequently
Balance, beginning of year	58,743	-	-
Issued for the payment of debt to a company owned by a
director	(58,743)	58,743	-

Balance, end of year	-	58,743	-

	618,515	518,515	231,014

DEFICIT
Balance, beginning of year	(825,387)	(544,281)	(271,914)
Net loss	(436,548)	(281,106)	(272,367)

Balance, end of year	(1,261,935)	(825,387)	(544,281)

CAPITAL DEFICIENCY, End of Year	$(643,420)	$(306,872)	$(313,267)

MPAC CORPORATION

Consolidated Statements of Cash Flows
Years Ended September 30
(Expressed in U.S. Dollars)

	2002	2001	2000

Cash Flows Used For Operating Activities
Cash received from customers	$445,635	$194,427	$-
Cash paid to suppliers and employees	(508,978)	(534,522)	(175,995)
Government grant received	-	25,949	-
Interest received	1,921	661	441
Interest paid on capital lease obligation	(1,113)	(914)	-
Interest paid on long-term debt	(500)	(550)	-

Net cash used in operating activities	(63,035)	(314,949)	(175,554)

Cash Flows Used For Investing Activities
Purchase of equipment	-	(48,427)	(78,053)

Cash Flows From Financing Activities
Long-term debt (repayment)	(41,167)	177,499	122,790
Issue of common shares for cash	100,000	190,000	175,000
Decrease in cash overdraft	-	-	(335)

	58,833	367,499	297,455

(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(4,202)	4,123	43,848

CASH AND CASH EQUIVALENTS, Beginning of Year	47,971	43,848	-

CASH AND CASH EQUIVALENTS, End of Year	$43,769	$47,971	$43,848

Supplemental Information on Non-Cash Transactions
Shares allotted for interest payment	-	(9,008)	(11,751)
Shares allotted for long-term debt payment	-	(49,735)	11,751
Shares allotted for payment of consulting fee	-	(34,388)	-
Capital assets	-	(4,370)	-
Share allotted for future issues (Note 8)	-	97,501	-

MPAC CORPORATION

Consolidated Statements of Cash Flows
Years Ended September 30
(Expressed in U.S. Dollars)

	2002	2001	2000

Cash Flows Used For Operating Activities
Net loss	$(436,548)	$(281,106)	$(272,367)
Adjustments to reconcile net loss to net cash used in
operating activities
Amortization	22,961	34,938	12,583
Reduction in carrying value of capital assets	162,517	-	-
Investment in tax credits	(1,510)	(71,569)	-
Consulting, interest and other non-cash items	6,577	40,024	11,751

	(246,003)	(277,713)	(248,033)

Change in operating assets and liabilities
Decrease (increase) in accounts receivable	23,095	(508)	(7,902)
Decrease (increase) in inventory	15,071	4,617	(19,688)
Decrease (increase) in prepaid expenses and deposits	52,264	(43,241)	(9,588)
Increase (decrease) in accounts payable and accrued
Liabilities	57,669	(5,986)	109,657
Increase in demand loans	34,869	7,882	-

	$(63,035)	$(314,949)	$(175,554)

MPAC CORPORATION

Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

These consolidated financial statements have been prepared on the going concern basis, which presumes that the company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The company has a working capital deficiency of $221,503 and a capital deficiency of $643,420 at September 30, 2002 and requires additional capital in order to remain a going concern. The continuation of the company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The company intends to obtain additional capital primarily through the issue of shares and debt.

These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the company was unable to continue its operations.

Operations and Basis of Consolidation

The company was incorporated on June 18, 1998 in Nevada, U.S.A. and commenced investment operations in October 1998. The company’s wholly-owned subsidiary company, 805332 Alberta Ltd. (“805332”), was incorporated on October 29, 1998 and its 99.99% owned subsidiary company, Micron Milling & Packaging Company Ltd. (“Micron”), was incorporated on August 20, 1998. These consolidated financial statements include the accounts of the company, 805332 and Micron.

In October 1998 the company raised funds through the issue of shares and shareholder loans, which enabled 805332 to acquire a manufacturing facility located in Crossfield, Alberta, Canada in January 1999. The facility was used to process and package an agricultural product, using byproduct sulphur as the primary feedstock, on a seasonal basis, largely between February and September each year. The company intended to manufacture a sulphur-based fungicide product in the plant and market it in the United States. Due to financial difficulties caused by the lack of funds to meet ongoing lease obligations, 805332 was placed into receivership by two creditors on May 2, 2000. The Receiver was Smith Cageorge Bailey Inc. of Calgary, Alberta. In consultation with the creditors, it was agreed that the assets of 805332 would be bought from the Receiver by Micron, a company then independent of MPAC and 805332. It was further agreed that the required funding for the refurbishing of the plant and operations would be provided for by funds from the two creditors, by investments from the principals of Micron (Messrs Uppal and Uppal) and by an investment from MPAC. Micron had not previously been a creditor of MPAC or 805332. It was also agreed on May 5, 2000 that MPAC would acquire the 76.5% shares of Micron owned by the two Uppals. The two Uppals would be appointed directors of MPAC upon completion of the acquisition.

MPAC CORPORATION

Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)

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

The company conducted its operations from the manufacturing facility located in leased premises in Crossfield until the conclusion of the 2001 production season when it received orders to cease operations for environmental reasons (Note 13). The company completed the remedial work required under the orders but the lifting of the orders was not done in time for the commencement of production in March 2002. The company therefore contracted all of its production during 2002 to another manufacturer. The company did not maintain its obligations under the lease throughout 2002 and the landlord therefore seized the company’s capital assets in November 2002. The company has offered not to contest the seizure of the assets in exchange for the termination of its obligations under the lease. The company has therefore reduced the carrying value of the manufacturing facility and related assets (Note 3) to a nominal value and intends to contract its future production to another manufacturer.

Revenue Recognition

The company’s only product is a sulphur-based fungicide used in agriculture. Revenue from the sale of this product is recognized at fair value when the product is shipped. Sales discounts are netted against the related sales.

Cash Equivalents

Cash equivalents are defined as highly liquid securities with maturities of three months or less.

MPAC CORPORATION

Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Repairs and maintenance expenditures on capital assets are expensed when incurred unless they extend the productive life of the asset. In that case, they are capitalized and amortized over the estimated useful life of the asset in accordance with the methods and rates noted above.

Management periodically reviews the recoverability of long-lived assets based upon anticipated cash flows generated from such assets. The assets are subsequently adjusted to reflect a valuation of the lower of cost or the net recoverable amounts calculated on an undiscounted cash flow basis.

As explained above, the company has reduced the carrying value of the capital assets by $162,517 at September 30, 2002, to a nominal amount, as the assets have been seized by the landlord.

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

MPAC CORPORATION

Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Government Assistance

Research and Development Grants (continued)

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

During the year ended September 30, 2002 the company recorded investment tax credits receivable from the Government of Canada amounting to $44,428 (2001 - $85,410), none (2001 - $13,841) of which related to capital asset purchases and $44,428 (2001 - $71,569) to qualifying expenses.

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

Translation adjustments for the years ended September 30, 2002, 2001 and 2000 have not been material and therefore have been included in the determination of net loss for these years. In addition, there were no material transaction gains or losses during these years.

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

MPAC CORPORATION

Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)

2.	PREPAID EXPENSES AND DEPOSITS

	2002	2001

Prepaid rent and utilities	$-	$9,588
Prepaid insurance and other	565	877
Prepaid legal fees	-	3,284
Refundable deposit on machinery purchase	-	39,080

	$565	$52,829

3.	CAPITAL ASSETS The company has reduced the carrying value of the capital assets by $162,517 at September 30, 2002, to a nominal amount, as the assets have been seized by the landlord (Note 1).

		2002
			Reduction
		Accumulated	In Carrying	Net Book
	Cost	Amortization	Value	Value

Automobile	$13,194	$4,422	$8,771	$1
Equipment	197,940	54,498	143,441	1
Computer equipment	1,555	1,050	504	1
Equipment under capital lease	18,344	8,542	9,801	1

	$231,033	$68,512	$162,517	$4

		2001
		Accumulated	Net Book
	Cost	Amortization	Value

Automobile	$13,151	$1,972	$11,179
Equipment	172,768	38,593	134,175
Computer equipment	1,642	909	733
Equipment under capital lease	18,342	4,076	14,266

	$205,903	$45,550	$160,353

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2002	2001

Trade accounts payable	$95,399	$96,921
Professional fees payable	129,619	64,093

	$225,018	$161,014

MPAC CORPORATION

Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)

5.	CAPITAL LEASE OBLIGATION Future minimum lease payments under a capital lease obligation at September 30, 2002 are:

2003	$6,875
2004	2,292

9,167
Less amount representing interest	(592)

8,575
Less current portion	(6,328)

$2,247

6.	LONG-TERM DEBT

	2002	2001

Bank loan payable with interest at 9.55% per annum,
repayable in blended monthly payments of $275 per
month, secured by an automobile	$3,780	$6,615

Loans, payable to shareholders without interest and with
no specific repayment terms. These loans represent cash
advances used for the purpsoe of construction of the plant
and for working capital. Loans in the amount of $195,499
are secured by a general security agreement over the
assets of the company	418,882	419,493

	422,662	426,108
Less current portion	(2,988)	(2,766)

	$419,674	$423,342

Principal repayment of long term debt during the 2003 fiscal year is expected to be $2,988 and $792 during the 2004 fiscal year.

7.	DEMAND LOANS The demand loans bear interest at 10% per annum, are unsecured and are payable on demand.

MPAC CORPORATION

Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)

8.	SHARE CAPITAL Authorized Unlimited number of common shares without par value

	Number of
	Shares	Amount
Issued and fully paid
Balance, October 1, 1998	-	$-
Issued for cash	7,176,667	56,014

Balance, September 30, 1999	7,176,667	56,014
Issued for cash	350,000	175,000

Balance, September 30, 2000	7,526,667	231,014
Issued for cash	380,000	190,000

Balance, September 30, 2001	7,906,667	421,014
Issued for cash	200,000	100,000
Issued for consulting services, at the completion of services	70,000	34,388
Issued for payment of debt to a company owned by a director
and shareholder	114,851	58,743

Balance, September 30, 2002	8,291,518	614,145

Allotted for future issues
Issuable on the exercise of share conversion rights (Note 1)
To be issued on conversion of 6,400,000 shares of 805332,
as consideration for the acquisition of Micron	6,400,000	4,205
To be issued as a finder’s fee for the acquisition of Micron	250,000	165

	6,650,000	4,370

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
September 30, 2002
(Expressed in U.S. Dollars)

8.

SHARE CAPITAL (continued)

On May 5, 2000, the company allotted 250,000 common shares to be issued as a finder’s fee related to the acquisition of Micron (Note 1). These common shares will be issued when the 805332 shareholders exercise their conversion rights and have been valued on the same basis as the 805332 conversion right.

On October 4, 2000, 70,000 common shares were allotted for the future issue to a financing consultant in conjunction with services rendered. These common shares are valued on the basis of this consulting work and cash consideration received by the company for common shares at the time agreement for the services was reached and were issued when the services were completed.

The debt amounting to $58,743, which was payable to a company owned by a shareholder, has been repaid by the issue of 114,851 common shares. The valuation was based on the accrued principal and interest owing and the cash consideration received by the company for common shares at the time agreement for the share repayment was reached.

9.

RESEARCH AND DEVELOPMENT COSTS

The company’s research and development costs are primarily composed of external engineering consulting fees and are classified as consulting fees in these financial statements. The amount of research and development consulting fees incurred were $Nil and $53,325 for the years ended September 30, 2002 and 2001, respectively. During the year ended September 30, 2002 the company received government grants of $Nil (2001-$25,259) relating to these expenditures, which were recorded as a reduction of consulting fees.

10.

INCOME TAXES

The company has incurred losses for Canadian income tax purposes of approximately $377,000 which can be carried forward to reduce taxable income in future years to 2007. The company has incurred losses for U.S. income tax purposes of approximately $275,000 which can be carried forward to reduce taxable income in future years to 2016. The potential income tax benefits of these losses have not been recognized in these consolidated financial statements.

The company also has available unclaimed investment tax credits of approximately $3,539 and unclaimed research and development expenses of approximately $373,346 which may be carried forward indefinitely and used to reduce future income taxes in Canada.

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

MPAC CORPORATION

Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)

11.	RELATED PARTY TRANSACTIONS Related party transactions not disclosed elsewhere in these financial statements were:

	2002	2001	2000

Interest on long-term debt related to principal
shareholder loans	$-	$4,718	$4,279

Financing consulting fees paid to a director	1,540	17,500	7,500

12.

SEGMENT INFORMATION

The company produces its sulphur-based fungicide at plants located in Canada and the United States of America and the sales of this product are primarily in the United States of America. The company had one dominant customer, who contributed more than 10% of the consolidated sales in 2002 and 2001 (2002 - $397,864; 2001 - $176,789). The accounting policies of the operating segment are the same as those described in Note 1. The company evaluates the performance of its operating segments based primarily on operating profit.

13.

CONTINGENCIES AND COMMITMENTS

The company entered into a premises lease agreement with Finnie Holdings Ltd. (“Finnie”) on March 1, 2000, pursuant to which the company will be required to pay $31,676 to Finnie if it does not comply with all the covenants, conditions and obligations of the lease. Finnie will waive payment of the $31,676 at the end of the lease if the company complies with all the covenants, conditions and obligations of the lease. The initial lease term was for one year and the lease is renewable on a year to year basis until February 28, 2010. The company did not maintain all its obligations under the lease throughout 2002 and Finnie seized the company’s capital assets in November 2002. The company has offered not to contest the seizure of the assets in exchange for the termination of its obligations under the lease.

Orders to cease operations for environmental contamination were issued in 2001 for the premises the company operates from by Alberta Environment and the Town of Crossfield. The Alberta Environment order related to the operations of a previous tenant and it was expected that all costs relating to remedial work will be borne by Finnie. The order from the Town of Crossfield related to the company’s operations. The remedial work was completed prior to the year end but the required documentation and inspections have not been completed.

The company has commenced an action for breach of contract and associated damages totalling $254,820 against one of the suppliers of its production equipment. The possible outcome of this action is unknown at this time. The company has decided not to persue this action subsequently.

MPAC CORPORATION

Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)

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

EXHIBIT 99.1

CERTICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MPAC Corporation. (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officers of the Company hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

We have reviewed the Report;

based on our knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

based on our knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in the Report.

Dated this 10th day of January 2003

/s/ Adam Smith
Adam Smith
Chief Executive Officer

/s/ Michael Laidlaw
Michael Laidlaw
Principal Accounting Officer