Form 10QSB
period 2002-12-31
MPAC CORP
filed 2003-02-18
CIK 1079222

U.S. Securities and Exchange Commission
Washington, D.C. 20549

     FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended December 31, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-23920

                            MPAC Corporation
(Name of Small Business Issuer in its Charter)

Nevada	91-2084507
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

1302 Arbutus Street, Vancouver, B.C. Canada, V6J 3W8
(Address of Principal Executive Offices)

                                (604) 736-7481
Issuer's Telephone Number

____________________________________________
(Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)      Yes         X        No      ____       (2)      Yes         X        No      ____

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: February 10, 2002 Common - 8,291,518 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format Yes      ____     No         X

INDEX

Part I - Financial Information

Item 1. Financial Statements	Page

Balance Sheets

Statements of Operations

Statements of Cash Flows

Schedule of Expenses

Notes to the Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

PART II - Other Information

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

MPAC Corporation
(A Development Stage Company)
Interim Financial Statements
December 31, 2002
(Unaudited)

MPAC CORPORATION

Consolidated Balance Sheet
December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

	2002	2001

ASSETS
Current
Cash and cash equivalents	$22,739	$54,271
Accounts receivable	6,896	29,283
Investment tax credits receivable	-	84,643
Inventory	-	15,071
Prepaid expenses and deposits (Note 2)	568	52,543

	30,203	235,811
Capital Assets (Note 3)	4	143,156

	$30,207	$378,967

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 4)	$194,453	$132,978
Deferred revenue	-	6,278
Current portion of capital lease obligation (Note 5)	6,454	5,828
Current portion of long-term debt (Note 6)	3,047	2,752
Demand loans (Note 7)	127,887	116,742

	331,841	264,578
Capital Lease Obligation (Note 5)	566	6,972
Long-Term Debt (Note 6)	383,274	419,254

	715,681	690,804

CAPITAL DEFICIENCY
Share Capital (Note 8)	618,515	568,515
Deficit	(1,303,989)	(880,352)

	(685,474)	(311,837)

	$30,207	$378,967

APPROVED BY THE BOARD

__/s/ Adam Smith _______________________ Director

__/s/ David R. Uppal _______________ _____Director

MPAC CORPORATION

Consolidated Statement of Loss and Deficit
Three Months Ended December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

	2002	2001

OTHER INCOME
Interest income	$1,362	$128
Other income	-	16,758

	1,362	16,886

EXPENSES
Amortization	-	7,634
Courier	-	61
Foreign exchange	354	200
General and administrative	7,527	1,114
Insurance	-	285
Interest and bank charges	422	599
Interest on long-term debt	2,788	23,349
Legal	8,478	10,599
Management fee	18,127	7,486
Professional fees	-	2,604
Rent and property taxes	2,306	12,864
Supplies and tools	-	149
Telephone and utilities	77	4,384
Travel	2,971	-
Wages	366	523

	43,416	71,851

NET LOSS	(42,054)	(54,965)

DEFICIT, Beginning of Period	(1,261,935)	(825,387)

DEFICIT, End of Period	$(1,303,989)	$(880,352)

Weighted Average Number of Shares	8,099,092	7,754,188
Loss Per Share	$(0.01)	$(0.01)

MPAC CORPORATION

Consolidated Statement of Shareholders’ Equity (Capital Deficiency)

Three Months Ended December 31, 2002 (Expressed in U.S. Dollars)
(Unaudited)

	2002	2001

SHARE CAPITAL (Note 6)
Common shares
Issued and fully paid
Balance, beginning of period	$614,145	$421,014
Issued for cash	-	50,000

Balance, end of period	614,145	471,014

Allotted for future issues
Issuable on exercise of share conversion rights
Balance, beginning of period	4,370	-
To be issued on conversion of 6,400,000 shares of
805332 as consideration for the acquisition of
Micron (Note 1)	-	4,205
To be issued as a finder’s fee for the acquisition
of Micron	-	165
Issuable for consulting services, at the completion
of services	-	34,388

Balance, end of period	4,370	38,758

Issued subsequent to year end
Balance, beginning of period	-	-
For the payment of debt to a company owned
by a director	-	58,743

Balance, end of period	-	58,743

	618,515	568,515

DEFICIT
Balance, beginning of period	(1,261,935)	(825,387)
Net loss	(42,054)	(54,965)

Balance, end of period	(1,303,989)	(880,352)

CAPITAL DEFICIENCY, End of Period	$(685,474)	$(311,837)

MPAC CORPORATION

Consolidated Statement of Cash Flows
Three Months Ended December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

	2002	2001

Cash Flows From (Used For) Operating Activities
Cash received from customers	$(220)	$431
Cash paid to suppliers and employees	18,788	(14,542)
Interest received	1,362	128
Interest paid on capital lease obligation	(192)	(328)
Interest paid on long-term debt	(84)	(148)

	19,654	(14,459)

Cash Flows From Financing Activities
Long-term debt repayment	(40,684)	(29,241)
Issue of common shares for cash	-	50,000

	(40,684)	20,759

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,030)	6,300

CASH AND CASH EQUIVALENTS, Beginning of period	43,769	47,971

CASH AND CASH EQUIVALENTS, End of Period	$22,739	$54,271

MPAC CORPORATION

Consolidated Statement of Cash Flows
Three Months Ended December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

	2002	2001

Cash Flows From (Used For) Operating Activities
Net loss	$(42,054)	$(54,965)
Adjustments to reconcile net loss to net cash used in
Operating activities
Amortization	-	7,634
Investment tax credits	86,920	767
Consulting, interest and other non-cash items	2,788	32,912

	47,654	(13,652)

Change in operating assets and liabilities
Decrease (increase) in accounts receivable	(220)	488
Decrease (increase) in prepaid expenses and deposits	(3)	286
Increase in demand loan	2,788	26,512
Decrease in accounts payable and accrued liabilities	(30,565)	(28,093)

	$19,654	$(14,459)

MPAC CORPORATION

Notes to Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

These consolidated financial statements have been prepared on the going concern basis, which presumes that the company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The company has a working capital deficiency of $301,638 and a capital deficiency of $685,474 at December 31, 2002 and requires additional capital in order to remain a going concern. The continuation of the company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The company intends to obtain additional capital primarily through the issue of shares and debt.

These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the company was unable to continue its operations
.
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
December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

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

The company conducted its operations from the manufacturing facility located in leased premises in Crossfield until the conclusion of the 2001 production season when it received orders to cease operations for environmental reasons (Note 11). The company completed the remedial work required under the orders but the lifting of the orders was not done in time for the commencement of production in March 2002. The company therefore contracted all of its production during 2002 to another manufacturer. The company did not maintain its obligations under the lease throughout 2002 and the landlord therefore seized the company’s capital assets in November 2002. The company has offered not to contest the seizure of the assets in exchange for the termination of its obligations under the lease. The company has therefore reduced the carrying value of the manufacturing facility and related assets (Note 3) to a nominal value and intends to contract its future production to another manufacturer.

Revenue Recognition

The company’s only product is a sulphur-based fungicide used in agriculture. Revenue from the sale of this product is recognized at fair value when the product is shipped. Sales discounts are netted against the related sales.

MPAC CORPORATION

Notes to Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As explained above, the company has reduced the carrying value of the capital assets by 162,517 at September 30, 2002, to a nominal amount, as the assets have been seized by the landlord.

Research and Development

Research and development costs are charged to expense as incurred.

MPAC CORPORATION

Notes to Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Translation adjustments for the periods ended December 31, 2002 and 2001 have not been material and therefore have been included in the determination of net loss for these periods. In addition, there were no material transaction gains or losses during these periods.

MPAC CORPORATION

Notes to Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the company may undertake in the future, actual results may ultimately differ from the estimates Management believes such estimates to be reasonable.

Accounting Pronouncements

The company adopts new pronouncements relating to generally accepted accounting principles applicable to the company as they are issued, which may be in advance of their effective date.

2.	PREPAID EXPENSES AND DEPOSITS

	2002	2001

Prepaid rent and utilities	$-	$9,588
Prepaid insurance and other	568	591
Prepaid purchase of sulphur	-	3,284
Refundable deposit on machinery purchase	-	39,080

	$568	$52,543

3.	CAPITAL ASSETS

The company reduced the carrying value of capital assets by $162,517 at September 30, 2002, to a nominal amount, as the assets were seized by the landlord of the premises the company occupied in Crossfield, Alberta (Note 1).

		2002
			Reduction
		Accumulated	In Carrying	Net Book
	Cost	Amortization	Value at	Value
			Sept 30, 2002	Dec 31,2002

Automobile	$13,194	$4,422	$8,771	$1
Equipment	197,940	54,498	143,441	1
Computer equipment	1,555	1,050	504	1
Equipment under capital lease	18,344	8,542	9,801	1

	$231,033	$68,512	$162,517	$4

MPAC CORPORATION

Notes to Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

3.	CAPITAL ASSETS (continued)
			2001
			Accumulated	Net Book
		Cost	Amortization	Value

	Automobile	$13,151	$2,786	$10,365
	Equipment	163,205	43,881	119,324
	Computer equipment	1,642	956	686
	Equipment under capital lease	18,342	5,561	12,781

		$196,340	$53,184	$143,156

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
		2002	2001

	Trade accounts payable	$97,158	$71,392
	Professional fees payable	97,295	61,586

		$194,453	$132,978

5.	CAPITAL LEASE OBLIGATION

	Future minimum lease payments under a capital lease obligation are:

	2003	$5,135
	2004	2,282

		7,417
	Less amount representing interest	(397)

		7,020
	Less current portion	(6,454)

		$566

MMPAC CORPORATION

Notes to Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

6.	LONG-TERM DEBT
		2002	2001
	Bank loan payable with interest at 9.55% per annum,
	repayable in blended monthly payments of $275 per
	month, secured by an automobile	$3,047	$5,778

	Loans, payable to shareholders without interest and with
	no specific repayment terms.These loans represent cash
	advances used for the purpose of construction of the plant
	and for working capital. Loans in the amount of $187,564
	are secured by a general security agreement over the
	assets of the company	383,274	416,228

		386,321	422,006
	Less current portion	(3,047)	(2,752)

		$383,274	$419,254

	Principal repayment of long term debt during the next fiscal year is expected to be $3,047.

7.	DEMAND LOANS

The demand loans bear interest at 10% per annum, are unsecured and are payable on demand.

8.	SHARE CAPITAL

Authorized
Unlimited number of common shares without par value

	Number of
	Shares	Amount
Issued and fully paid
Balance, October 1, 1998	-	$-
Issued for cash	7,176,667	56,014

Balance, September 30, 1999	7,176,667	56,014
Issued for cash	350,000	175,000

Balance, September 30, 2000	7,526,667	231,014
Issued for cash	380,000	190,000

Balance, September 30, 2001	7,906,667	421,014
Issued for cash	200,000	100,000
Issued for consulting services, at the completion of services	70,000	34,388
Issued for payment of debt to a company owned by a director
and shareholder	114,851	58,743

Balance, September 30, 2002 and December 31, 2002	8,291,518	614,145

MPAC CORPORATION

Notes to Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

8.	SHARE CAPITAL (continued)

	Allotted for future issues
	Issuable on the exercise of share conversion rights (Note 1)
	To be issued on conversion of 6,400,000 shares of 805332,
	as consideration for the acquisition of Micron	6,400,000	4,205
	To be issued as a finder’s fee for the acquisition of Micron	250,000	165

		6,650,000	4,370

			$618,515

On May 5, 2000 the company allotted, as part of a series of transactions related to the acquisition of Micron (Note 1), 6,400,000 common shares to be issued on the conversion of 6,400,000 shares of 805332 into common shares of the company. The common shares may be issued at the request of the owners of the 805332 shares or at the request of the company and have not been issued to date due to possible Canadian tax consequences to the owners of 805332 shares. The allotment of these common shares has been recorded at a nominal value.

On May 5, 2000, the company allotted 250,000 common shares to be issued as a finder’s fee related to the acquisition of Micron (Note 1). These common shares will be issued when the 805332 shareholders exercise their conversion rights and have been valued on the same basis as the 805332 conversion right.

On October 4, 2000, 70,000 common shares were allotted for the future issue to a financing consultant in conjunction with services rendered. These common shares were valued on the basis of this consulting work and cash consideration received by the company for common shares at the time agreement for the services was reached and were issued when the services were completed.

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

MPAC CORPORATION

Notes to Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

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

The statutory tax rates applicable to the company’s manufacturing and sale of operations in Canada are:

Taxable income up to $127,000	16.37%
Taxable income greater than $127,000	27.46%

11.	CONTINGENCIES AND COMMITMENTS

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

MPAC CORPORATION

Notes to Consolidated Financial Statements
December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited)

12.	FINANCIAL INSTRUMENTS

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

The Company is a development stage company engaged in the business of marketing and selling a sulfur-based fungicide that is used for commercial agricultural purposes. The processing and packaging of our sulfur products is carried out at a third parties facility. Currently our sulfur-based products are sold primarily to the agriculture industry in the state of California. Orders as of February 10, 2003 for fungicide to be delivered during the upcoming year are approximately 5,000 tons with a value slightly in excess of $1 million.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. The company has a working capital deficiency of $301,638 and a capital deficiency of $685,474 at December 31, 2002. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

Progress Report from September 30, 2002 to December 31, 2002

Due to the seasonality of product sales in our market during the Quarter ending December 31 the Company had no sales.

On November 15, 2002 voluntarily entered into a Consent Order as well as Consent to Repossession and Sale or Retention with its Alberta landlord. Under the terms of the agreement we are no longer bound by the terms of the lease and we have given over ownership of the equipment in the plant to the landlord. We are currently negotiating with the landlord to assist him with the removal and sale of the equipment with the intention of retaining for our use the pieces that will be of benefit to our future operations.

In November of 2002 we entered into negotiation for the acquisition of a corporation operating in the agricultural fertilizer industry and whose products and production facility would compliment our product, marketing history, and experience. Negotiations are ongoing.. The acquisition would provide Micron with complete manufacturing and production, storage, and packaging facilities for its product as well as additional sulfur based agriculture products. No deal has been reached and no agreement has been entered into at this point.

Results of operations for the three months ended December 31, 2002 (“2002”) compared to the three months ended December 31, 2001 (“2001”).

Sales revenues for the three months ended December 31, 2002 were nil as were sales for the three months ended December 31, 2001. Expenses for the three months ended December 31, 2002 were $43,416 compared to expenses of $71,851 for the three months ended December 31, 2001. The drop represents the elimination of costs related to the maintenance of a production facility.

Net loss for the three months ended December 31, 2002 were $43,416 compared to a net loss of $71,851 for the three months ended December 31, 2001 and this decrease in the loss relates to the elimination of costs relating to the maintenance of our own production facilities.

Cash and cash equivalents at December 31, 2002 totalled $22,739 as compared with the cash and cash equivalents of $54,271 at December 31, 2001. Accounts receivable at December 31, 2002 was $6,896 as compared to 29,283 at December 31, 2001. An investment tax credit of $84,643 was receivable at December 31, 2001 while no investment tax credit was receivable at December 31, 2002. No inventory was held at December 31, 2002 compared with inventory of 15,071.

Write downs in value of prepaid expenses of $52,543 and Capital Assets of $143,156 to $568 and $4 respectively occurred as a result of the voluntarily entered into Consent Order and Consent to Repossession and Sale or Retention with our Alberta landlord.

For the three months ended December 31, 2002, there were no capital expenditures. Long Term Debt was reduced to $383,274 at December 31, 2002 compared to $419,254 at December 31, 2002 due to a partial repayment of a loan due to a Director of the company.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, any excess cash will continue to be invested in high credit quality, interest-bearing securities. We believe cash from operating activities, and our existing cash resources may not be sufficient to meet our working capital requirements for the next 12 months. We will likely require additional funds to support the development and marketing of our product. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures, and may have to curtail operations. There are no legal or practical restrictions on the ability to transfer funds between parent and subsidiary companies. We do not have any material commitments for capital expenditures as of December 31, 2002.

Critical Accounting Policies:

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

Item 3. Controls and Procedures

(a)       Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)       Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II   Other Information

Item 1. Legal Proceedings

          None

Item 2. Changes in Securities

          None

Item 3. Defaults upon Senior Securities

          None

Item 4. Submissions of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8K

          (a) Exhibits

          99.1 Certification of Adam Smith, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification of David Uppal, Director (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

          There were no Forms 8-K filed during the period of this report.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2003	MPAC Corporation

By:	/s/ Adam Smith
Adam Smith, President
(Principal Executive Officer)

By:	/s/ Michael Laidlaw
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

Date: February 10, 2003

/s/ Adam Smith
Adam Smith
Chief Executive Officer

CERTIFICATION BY PRINCIPAL FINANCAIL OFFICER

I, Michael Laidlaw, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MPAC Corporation:

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

Date: February 10, 2003

/s/ Michael Laidlaw
Michael Laidlaw
Chief Financial Officer

EXHIBIT 99.1

CERTICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPAC Corporation (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adam Smith, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

I have reviewed the Report;

based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in the Report.

/s/ Adam Smith
Adam Smith
Chief Executive Officer

EXHIBIT 99.2

CERTICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPAC Corporation (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Laidlaw, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

I have reviewed the Report;

based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and

based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in the Report.

/s/ Michael Laidlaw
Michael Laidlaw
Chief Financial Officer