Form 10KSB/A
period 2002-09-30
MPAC CORP
filed 2003-04-23
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

000-49951
(Commission File Number)

MPAC CORPORATION
(Name of small business issuer in its charter)

NEVADA	91-2084507
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1302 Arbutus Street, Vancouver, British Columbia, V6J 3W8
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (604)-736-7481

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under section 12(g) of the Exchange Act: Common Stock, $.001 per share
The Common Shares are listed on the Toronto Stock Exchange

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

Transitional Small Business Disclosure Format. Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

			Page

PART I

	Item 1:	Description of Business	3
	Item 2:	Description of Property	10
	Item 3:	Legal Proceedings	10
	Item 4:	Submission of Matters to a Vote of Security Holders	10

PART II

	Item 5:	Market for Common Equity and Related Stockholder Matters	11
	Item 6:	Management’s Discussion and Analysis	12
	Item 7:	Financial Statements	14
	Item 8:	Changes in and Disagreements with Accountants and Financial Disclosure	14

PART III

	Item 9:	Directors and Executive Officers, Promoters and Control Persons;
		Compliance with Section 16(a) of the Exchange Act	14
	Item 10:	Executive Compensation	16
	Item 11:	Security Ownership of Certain Beneficial Owners	16
	Item 12:	Certain Relationships and Related Transactions	18
	Item 13:	Exhibits and Reports on Form 8-K	18
	Item 14:	Controls and Procedures	19

SIGNATURES

CERTIFICATIONS PURSUANT TO SECTION 302

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

Traditionally, most world-wide sulfur production comes from sulfur mining and from the recovery of sulfur as a byproduct of oil and natural gas production and refining, the latter process sometimes referred to as desulfurization. In North America, mining of elemental sulfur has ceased in recent years due to costs and environmental concerns, and this trend is being followed in the rest of the world. World production of sulfur has, however, remained steady as a result of increased oil and gas refining activity and improved desulfurization techniques. Recent trends towards reducing sulfur content in refined fossil fuels has resulted in improved desulfurization techniques in the process of refining oil and natural gas.

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

Our Sulfur Based Fungicide Product

Our fungicide is used to control powdery mildew on crops such as apples, cherries, citrus, grapes, peaches, plums, prunes, beans, carrots, cotton, onions, peas, sugar beats, and tomatoes. During the first year of production ending September 30, 2001 sales were approximately on thousand tons. Sales for the year ending September 30, 2002 saleswere approximately 2,100 tons. Orders as of January 10, 2003 for fungicide to be delivered during the upcoming year are in excess of 4,000 tons. We are currently negotiating with a sulfur milling facility in Alberta for production required to meet orders for the 2003 growing season.

Our sulfur based fungicide can be widely used on numerous crops. The process involved in the production of the fungicide is relatively straightforward and efficient.

We have historically sourced our sulfur from suppliers located in the Province of Alberta, Canada and the State of Texas. Alberta produces a significant amount of oil and gas and consequently sulfur recovered from the desulfurization of these fossil fuels is abundantly available. There is currently a surplus of raw sulfur in Alberta which is expected to last indefinitely due to the ongoing production of high sulfur or sour gas in the province. This surplus has kept the purchase price of sulfur low, and is expected to continue to keep downward pressure on the cost of sulfur available locally. Texas similarly produces significant sulfur from oil and gas extraction and desulfurization.

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

Sources of Revenues

Currently, all revenues are derived through sales of our sulfur fungicide product. We are actively seeking additional avenues to market and sell our fungicide product. In addition, if we are successful at developing, producing an marketing our pellet form EPNS and our dry flowable fungicide, then we will generate additional revenues from the sale of those product. We are also exploring the market for sulfur applications among other industries.

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

Item 3. LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal actions pending, threatened, or contemplated against us other than as noted in the following paragraphs.

We are subject of an order issued in 2001 by Alberta Environment and the Town of Crossfield to cease operations pending remedial work of environmental contamination as a result of actions of a prior tenant. The remedial work has been completed and documentation and inspections necessary for removal of the order have not been completed.

A civil action was commenced in the Supreme Court of British Columbia on February 10, 2003 by D. Bruce Horton, Peter Krag-Hansen, Darcy Higgs and BMD Financial Inc. claiming a total of $175,000 in Canadian currency as repayment of a working capital loan to MPAC Corp. and 805332 Alberta Ltd. Our director, Adam Smith is also named in the action. We are seeking to negotiate a settlement of the claim.

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

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discusses the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included in the Company's Form 10-KSB for the year ended September 30, 2002.

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

Recent Accounting Pronouncements

It is the company’s policy to adopt all applicable new accounting pronouncements as they are issued, which may be in advance of the effective date of the pronouncement.

In August 2001 the FASB issued SFAS No 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The rules in SFAS No 144 restate and establish guidelines for evaluating the impairment of the company’s capital assets and the write downs to be recorded when there has been impairment. The company adopted the requirements of SFAS No 144 when the pronouncement was issued. There was no substantive change in the company’s capital assets, results of operations or cash flows on the adoption of this pronouncement.

Item 7. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page and officer certification pages.

Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 31, 2003, we filed a report on Form 8-K announcing a change in our certifying accountants, which report is incorporated herein by reference.

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

Compliance with Section 16(a) of the Exchange Act

The directors and officers of the Company filed their initial insider reports on Form 3 late on January 21 and 22, 2003. Information as to holdings of the directors and officers of the Company are available in this report and in the Form 10-SB filed with the SEC in July of 2002 as amended.

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

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year*	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Adam J.C. Smith, President and CEO	2002	0	0	0	nil	nil	nil	nil
	2001	0	0	0	nil	nil	nil	nil
	2000	0	0	0	Nil	Nil	Nil	nil

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

3(i)	Articles of Incorporation of MPAC Corporation	Incorporated by reference to Exhibit 2.1 from the registrant’s registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 31, 2002 and amendments thereto (the “Form 10-SB”)

3(ii)	By-Laws of MPAC Corporation	Incorporated by reference to Exhibit 2.2 on the Form 10-SB
4.1	Promissory Notes issued by MPAC to David Uppal	Incorporated by reference to Exhibit 6.1 to the Form 10-SB
4.2	Promissory Notes issued by MPAC to Paul Uppal	Incorporated by reference to Exhibit 6.2 to the Form 10-SB
10.1	Share Exchange Agreement between 805332 Alberta Ltd., MPAC Corporation, Paul Uppal, David Uppal and Micron Milling and Packaging Company Ltd.	Incorporated by reference to Exhibit 10.2 to the Form 10-SB

16	Letter from Hay & Watson, Chartered Accountants on change in certifying accountant	Incorporated by reference to Exhibit 16 on Form 8-K filed with the Securities and Exchange Commission on March 31, 2003.

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21 of the Form 10-SB.
99.1	Certification required pursuant to section 906 of the Sarbanes-Oxley Act.	Filed herewith

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the fourth quarter of 2002.

Item 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Annual Report on Form 10K-SB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2003.

MPAC Corporation

By:       /s/ Adam Smith
           Adam Smith, President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on April 16, 2003.

Signature	Title	Date

_/s/ Adam Smith	President, Director and Principal Executive	April 23, 2003
Adam Smith	Officer

_/s/ Michael Laidlaw	Director and Principal Accounting Officer	April 23, 2003
Michael Laidlaw

_/s/ Paul Uppal	Director	April 23, 2003
Paul Uppal

_/s/ David R. Uppal	Director	April 23, 2003
David R. Uppal

SECTION 302 CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

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

Date: April 23, 2003

/s/ Adam Smith
Adam Smith
Chief Executive Officer

SECTION 302 CERTIFICATION BY PRINCIPAL ACCOUNTING OFFICER

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

Date: April 23, 2003

/s/ Michael Laidlaw
Michael Laidlaw
Principal Accounting Office

MPAC CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and 2001

(Stated in US Dollars)

TERRY AMISANO LTD.	AMISANO HANSON
KEVIN HANSON, CA	CHARTERED ACCOUNTANTS

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of
MPAC Corporation

We have audited the accompanying consolidated balance sheets of MPAC Corporation and subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of loss, stockholder’s deficiency and cash flows for each of the years in the three year period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPAC Corporation and subsidiaries as of September 30, 2002 and 2001 and the results of their operations and of their cash flows for each of the years in the three year period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver Canada	/s/ AMISANO HANSON
March 26, 2003	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

MPAC CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2002 and 2001
(Stated in US Dollars)

ASSETS
	2002	2001
Current
Cash and cash equivalents	$43,769	$47,971
Accounts receivable	6,676	29,771
Investment tax credits receivable – Note 9	86,920	85,410
Inventory	-	15,071
Prepaid expenses and deposits – Note 2	565	52,829

	137,930	231,052
Capital assets – Note 3	4	160,353

	$137,934	$391,405

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 4	$225,018	$161,014
Deferred government grant	-	6,335
Current portion of capital lease obligation – Note 5	6,328	5,859
Current portion of long-term debt – Note 6	2,988	2,766
Demand loans – Note 7	125,099	90,230

	359,433	266,204
Capital lease obligations – Note 5	2,247	8,731
Long-term debt – Note 6	419,674	423,342

	781,354	689,277

STOCKHOLDERS’ DEFICIENCY
Stockholders’ Equity
Common stock, unlimited number of authorized shares with no
par value:
8,291,518 (2001: 7,906,667) shares issued and outstanding	8,291	7,906
Additional paid-in capital	605,854	413,108
Shares allotted	4,370	97,501
Accumulated deficit	(1,261,935)	(825,387)

Total stockholders’ deficiency	(643,420)	(306,872)

	$137,934	$391,405

Going Concern – Note 1
Contingencies and Commitments – Notes 5, 6, 8 and 14
Subsequent Event – Note 6

APPROVED BY THE BOARD:

/s/ Adam Smith	/s/ Michael Laidlaw
____________________________________, Director	____________________________________, Director

SEE ACCOMPANYING NOTES

MPAC CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
for the years ended September 30, 2002, 2001 and 2000
(Stated in US Dollars)

	2002	2001	2000

Sales of product	$405,891	$194,427	$-

Cost of goods sold	415,882	139,220	-

Gross profit (loss)	(9,991)	55,207	-

Other Income
Interest income	1,921	661	441
Other income	22,984	-	27,557
Foreign exchange gain (loss)	393	(557)	4,437

	25,298	104	32,435

Expenses
Accounting	21,812	21,620	4,926
Amortization	22,961	34,938	12,583
Automobile	805	2,474	3,861
Consulting fees – Note 12	1,540	95,587	124,947
Courier	357	726	2,258
Equipment rental	(6,172)	1,648	8,038
General and administrative	2,010	5,212	4,600
Insurance	2,128	5,726	5,026
Interest and bank charges – Note 12	2,182	2,049	2,144
Interest on long-term debt	31,706	12,610	11,751
Legal	56,011	45,825	48,788
Management fees – Note 12	14,705	18,079	6,736
Meals and entertainment	163	1,302	-
Professional fees	57,894	1,795	4,623
Rent and property taxes	54,804	21,375	51,728
Repairs and maintenance	-	5,446	256
Supplies and tools	12,216	3,544	3,378
Telephone and utilities	7,204	14,656	7,868
Transfer agent	967	2,590	-
Travel	2,554	19,257	1,291
Wages	3,491	19,958	-

	289,338	336,417	304,802

…/Cont’d.

SEE ACCOMPANYING NOTES

MPAC CORPORATION	Continued
CONSOLIDATED STATEMENTS OF LOSS
for the years ended September 30, 2002, 2001 and 2000
(Stated in US Dollars)

	2002	2001	2000

Operating loss for the year	(274,031)	(281,106)	(272,367)
Reduction in carrying value of capital assets
– Note 3	(162,517)	-	-
Net loss for the year	$(436,548)	$(218,106)	$(272,367)

Basic and diluted loss per share	$(0.05)	$(0.04)	$(0.04)

Weighed average number of shares outstanding	8,099,092	7,729,188	7,351,667

SEE ACCOMPANYING NOTES

MPAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2002, 2001 and 2000
(Stated in US Dollars)

	2002	2001	2000
Operating Activities
Net loss for the year	$(436,548)	$(281,106)	$(272,367)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization	22,961	34,938	12,583
Reduction in carrying value of capital assets	162,517	-	-
Investment in tax credits	(1,510)	(71,569)	-
Consulting, interest and other non-cash items	6,577	40,024	11,751
Changes in non-cash working capital balances
consist of:
Decrease (increase) in accounts receivable	23,095	(508)	(7,902)
Decrease (increase) in inventory	15,071	4,617	(19,688)
Decrease (increase) in prepaid expenses and
deposits	52,264	(43,241)	(9,588)
Increase (decrease) in accounts payable and
accrued liabilities	57,669	(5,986)	109,657
Increase in demand loans	34,869	7,882	-

Net cash used in operating activities	(63,035)	(314,949)	(175,554)

Investing Activity
Purchase of equipment	-	(48,427)	(78,053)

Net cash used in investing activity	-	(48,427)	(78,053)

Financing Activities
Long-term debt (repayment)	(41,167)	177,499	122,790
Issue of common shares for cash	100,000	190,000	175,000
Decrease in cash overdraft	-	-	(335)

Net cash provided by financing activities	58,833	367,499	297,455

…Cont’d.

SEE ACCOMPANYING NOTES

MPAC CORPORATION	Continued
CONSOLIDATED STATEMENTS OF CASH FLOWS
September 30, 2002
(Stated in US Dollars)

	2002	2001	2000

Increase (decrease) in cash and cash equivalents	(4,202)	4,123	43,848

Cash and cash equivalents, beginning of year	47,971	43,848	-

Cash and cash equivalents, end of year	$43,769	$47,971	$43,848

Non-cash Transactions:
Shares allotted for interest payment	$-	$(9,008)	$(11,751)
Shares allotted for long-term debt payment	$-	$(49,735)	$11,751
Shares allotted for payment of consulting fee	$-	$34,388)	$-
Capital assets	$-	$(4,370)	$-
Shares allotted for future issues – Note 8	$-	$97,501	$-

Supplemental disclosure of cash flow
information:
Cash paid for:
Interest	$1,613	$1,464	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

MPAC CORPORATION
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ DEFICIENCY
for the years ended September 30, 2000 to September 30, 2002
(Stated in US Dollars)

SEE ACCOMPANYING NOTES

MPAC CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Stated in US Dollars)

Note 1	Summary of Significant Accounting Policies

Going Concern

These consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $221,503 and a stockholders’ deficiency of $643,420 at September 30, 2002 and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the Company was unable to continue its operations.

Operations and Basis of Consolidation

The Company was incorporated on June 18,1998 in Nevada, U.S.A. and commenced operations in October 1998. The Company's wholly-owned subsidiary company, 805332 Alberta Ltd. ("805332"), was incorporated on October 29, 1998 in Alberta, Canada and its 99.99% owned subsidiary company, Micron Milling & Packaging Company Ltd. ("Micron"), was incorporated on August 20, 1998 in Alberta, Canada. These consolidated financial statements include the accounts of the Company, 805332 and Micron.

In October 1998 the Company raised funds through the issue of shares and shareholder loans, which enabled 805332 to acquire a manufacturing facility located in Crossfield, Alberta, Canada in January 1999. The facility was used to process and package an agricultural product, using byproduct sulphur as the primary feedstock, on a seasonal basis, largely between February and September each year. The Company intended to manufacture a sulphur-based fungicide product in the plant and market it in the United States of America. Due to financial difficulties caused by the lack of funds to meet ongoing lease obligations, 805332 was placed into receivership by two creditors on May 2, 2000. In consultation with the creditors, it was agreed that the assets of 805332 would be bought from the Receiver by Micron, a company then independent of MPAC and 805332. It was further agreed that the required funding for the refurbishing of the plant and operations would be provided for by funds from the two creditors, by investments from the principals of Micron (Messrs Uppal and Uppal) and by an investment from MPAC. Micron had not previously been a creditor of MPAC or 805332. It was also agreed on May 5, 2000 that MPAC would acquire the 76.5% shares of Micron owned by the two Uppals. The two Uppals would be appointed directors of MPAC upon completion of the acquisition.

MPAC Corporation
Notes to the Consolidated Financial Statements
September 30, 2002
(Stated in US Dollars) – Page 2

Note 1	Summary of Significant Accounting Policies – (cont’d)

Operations and Basis of Consolidation - (cont’d)

Micron was inactive from the date of its incorporation to the date it acquired the plant from the Receiver.

Following the sale of the assets of 805332, both MPAC and 805332 had no significant assets. 805332 came out of receivership on June 1, 2000 and at this point was 100% owned by MPAC Corp.

The Company acquired Micron by exchanging the 76.5% of the common shares of Micron owned equally by the two Uppals for 6,400,000 common shares of 805332. Under the terms of the share exchange, these shares are convertible into 6,400,000 common shares of MPAC and have been recorded at a nominal value. The exchange of the Micron shares for shares of 805332 rather than an immediate exchange into MPAC shares is due to the more favorable tax treatment for the holders of the Micron shares, i.e., by exchanging their interest in Micron for shares in another Canadian corporation rather than a United States corporation, any tax consequences can be deferred until the ultimate conversion of their 805332 shares into MPAC common shares. The holders of the 805332 shares have consented to exercise the right of conversion at the time the Company requests it, subject to an acceptable tax consequence on the conversion. 805332 has no other assets or operations and MPAC retains a minority interest in the Company. Upon conversion MPAC will own a 100% interest in 805332.

The ultimate beneficial ownership of the sulphur fungicide manufacturing plant has, with the exception of three days in 2000, during which the plant was not operating, remained with the MPAC shareholders. These consolidated financial statements have accordingly been prepared as though the operations of the Company, 805332 and Micron had been combined since their dates of incorporation.

The Company conducted its operations from the manufacturing facility located in leased premises in Crossfield, Alberta until the conclusion of the 2001 production season when it received orders to cease operations for environmental reasons (Note 14). The Company completed the remedial work required under the orders but the lifting of the orders was not done in time for the commencement of production in March 2002. The Company therefore contracted all of its production during 2002 to another manufacturer. The Company did not maintain its obligations under the lease throughout 2002 and the landlord therefore seized the Company’s capital assets in November 2002. The Company has offered not to contest the seizure of the assets in exchange for the termination of its obligations under the lease. The Company has therefore reduced the carrying value of the manufacturing facility and related assets (Note 3) to a nominal value and intends to contract its future production to another manufacturer.

MPAC Corporation
Notes to the Consolidated Financial Statements
September 30, 2002
(Stated in US Dollars) – Page 3

Note 1	Summary of Significant Accounting Policies – (cont’d)

Revenue Recognition

The Company’s only product is a sulphur-based fungicide used in agriculture. Revenue from the sale of this product is recognized at fair value when realizable and earned. Revenue is generally realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Sales discounts are netted against the related sales.

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

Capital Assets

Capital assets are recorded at cost. Depreciation is recorded at annual rates considered adequate to amortize the cost of the assets over their estimated useful lives as follows:

Automobile	30%
Equipment	20%
Computer equipment	30%
Equipment under capital lease	Straight-line basis over lease term

Repairs and maintenance expenditures on capital assets are expensed when incurred unless they extend the productive life of the asset, In that case, they are capitalized and amortized over the estimated useful life of the asset in accordance with the methods and rates noted above.

The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined.

MPAC Corporation
Notes to the Consolidated Financial Statements
September 30, 2002
(Stated in US Dollars) – Page 4

Note 1	Summary of Significant Accounting Policies – (cont’d)

Capital Assets – (cont’d)

Management periodically reviews the recoverability of long-lived assets based upon anticipated future cash flows generated from such assets. The assets are subsequently adjusted to reflect a valuation of the lower of cost or the net recoverable amounts calculated on an undiscounted cash flow basis.

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

MPAC Corporation
Notes to the Consolidated Financial Statements
September 30, 2002
(Stated in US Dollars) – Page 5

Note 1	Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation

The Company translates its foreign currency financial statements (Canadian subsidiaries) from the function currency, Canadian dollars, into the reporting currency, US dollars, using the current rate of exchange method pursuant to the Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”.

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars, at the rate of exchange prevailing at the balance sheet date. Revenue and expense items are translated at exchange rates prevailing at the time of the transaction. Translation adjustments resulting from this process, if any, are reported separately and are accumulated as other comprehensive income, a component of shareholders' equity.

Foreign currency transactions are transactions denominated in a currency other than the entities functional currency. Foreign currency transactions gains or losses are included in net loss for the year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from the estimates. Management believes such estimates to be reasonable.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. (Diluted loss per share has not been provided for 2002, 2001 and 2000 as it would be anti-dilutive).

MPAC Corporation
Notes to the Consolidated Financial Statements
September 30, 2002
(Stated in US Dollars) – Page 6

Note 1	Summary of Significant Accounting Policies – (cont’d)

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”(“FAS 109”) which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

    i)      completion of a feasibility study; or

   ii)      the Company’s commitment to a plan of action based on the then known facts.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturity of such instruments. Amounts outstanding under long-term debt agreements are considered to be carried on the financial statements at their estimated fair values because they accrue interest at rates which generally fluctuate with interest rate trends. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

MPAC Corporation
Notes to the Consolidated Financial Statements
September 30, 2002
(Stated in US Dollars) – Page 7

Note 2	Prepaid Expenses and Deposits

	2002	2001
Prepaid rent and utilities	$-	$9,588
Prepaid insurance and other	565	877
Prepaid legal fees	-	3,284
Refundable deposit on machinery purchase	-	39,080

	$565	$52,829

Note 3	Capital Assets

	2002

			Reduction
		Accumulated	in Carrying	Net Book
	Cost	Amortization	Value	Value
Automobile	$13,194	$4,422	$8,771	$1
Equipment	197,940	54,498	143,441	1
Computer equipment	1,555	1,050	504	1
Equipment under capital lease	18,344	9,542	9,801	1

	$231,033	$68,512	$162,517	$4

	2001

		Accumulated	Net Book
	Cost	Amortization	Value
Automobile	$13,151	$1,972	$11,179
Equipment	172,768	38,593	134,175
Computer equipment	1,642	909	733
Equipment under capital lease	18,342	4,076	14,266

	$205,903	$45,550	$160,353

The Company has reduced the carrying value of the capital assets by $162,517 at September 30, 2002, to a nominal amount, as the assets have been seized by the landlord (Note 1).

MPAC Corporation
Notes to the Consolidated Financial Statements
September 30, 2002
(Stated in US Dollars) – Page 8

Note 4	Accounts Payable and Accrued Liabilities

		2002	2001
	Trade accounts payable	$95,399	$96,921
	Professional fees payable	129,619	64,093

		$255,018	$161,014

Note 5	Capital Lease Obligation

	Future minimum lease payments under a capital lease obligation are

	2003		$6,875
	2004		2,292

			9,167
	Less:	amount representing interest	(592)

			8,575
	Less:	current portion	(6,328)

			$2,247

Note 6	Long-term Debt

	2002	2001

Bank loan payable with interest at 9.55% per annum,
repayable in blended monthly payments of $275 per month,
secured by an automobile	$3,780	$6,615

Loans, payable to shareholders without interest and with no
specific repayment terms (effective November, 2002 the
loans are payable within 13 months of demand and bear
interest at prime plus 1% per annum). These loans represent
cash advances used for the purpose of construction of the
plant and for working capital. Loans in the amount of
$195,499 are secured by a general security agreement over
the assets of Micron.
	418,882	419,493

	422,662	426,108
Less: current portion	(2,988)	(2,766)

	$419,674	$433,342

MPAC Corporation
Notes to the Consolidated Financial Statements
September 30, 2002
(Stated in US Dollars) – Page 9

Note 6	Long-term Debt - (cont’d)

Principal repayment of long-term debt during the 2003 fiscal year is expected to be $2,988 and $792 during the 2004 fiscal year.

Note 7	Demand Loans

The demand loans bear interest at 10% per annum, are unsecured and are payable on demand.

Note 8	Capital Stock

Commitments

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

On May 5, 2000, the Company allotted 250,000 common shares to be issued as a finder's fee related to the acquisition of Micron (Note 1). These common shares will be issued when the 805332 shareholders exercise their conversion rights and have been valued on the same basis as the 805332 conversion right, at nominal value.

On October 4, 2000, 70,000 common shares were allotted for the future Issue to a financing consultant in conjunction with services rendered. These common shares are valued on the basis of the fair value of the consulting work and cash consideration received by the Company for common shares at the time agreement for the services was reached and were issued when the services were completed.

The debt amounting to $58,743, which was payable to a company owned by a shareholder, has been repaid by the issue of 114,851 common shares. The valuation was based on the accrued principal and interest owing and the cash consideration received by the Company for common shares at the time agreement for the share repayment was reached.

Note 9	Research and Development Costs

The Company's research and development costs are primarily composed of external engineering consulting fees and are classified as consulting fees in these financial statements. The amount of research and development consulting fees incurred were $Nil, $53,325 and $27,356 for the years ended September 30, 2002, 2001 and 2000 respectively. During the year ended September 30, 2002 the Company received government grants of Nil (2001: $25,259; 2000: $Nil) relating to these

MPAC Corporation
Notes to the Consolidated Financial Statements
September 30, 2002
(Stated in US Dollars) – Page 10

Note 9	Research and Development Costs - (cont’d)

expenditures, which were recorded as a reduction of consulting fees.

During the year ended September 30, 2002 the Company recorded investment tax credits receivable from the Government of Canada amounting to $86,920 (2001: $85,410; 2000: $41,423). $Nil (2001: $13,841; 2000: $10,136) which were deducted from the cost of the related capital asset purchases and $44,428 (2001: $71,569; 2000: $31,287) were deducted from the cost of the related expenses.

Note 10	Deferred Tax Assets

The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes (“FAS 109”) which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The following table summarizes the significant components of the Company’s deferred tax assets:

	Deferred Tax Assets
	Net operating loss carryforward	$652,000

	Gross deferred tax assets	$187,480
	Valuation allowance for deferred tax asset	(187,480)

		$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. Management of the Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 11	Income Taxes

The Company has incurred losses for Canadian income tax purposes of approximately $377,000 which can be carried forward to reduce taxable income in future years to 2007. The Company has incurred losses for US income tax purposes of approximately $275,000 which can be carried forward to reduce taxable income in future years to 2023. The

MPAC Corporation
Notes to the Consolidated Financial Statements
September 30, 2002
(Stated in US Dollars) – Page 11

Note 11	Income Taxes - (cont’d)

potential income tax benefits of these losses have not been recognized in these consolidated financial statements.

The Company also has available unclaimed investment tax credits of approximately $3,539 which have a three year carry-back and a ten year carry-forward from the year that they were incurred, to reduce income taxes in Canada and unclaimed research and development expenses of approximately $373,346 which may be carried forward indefinitely and used to reduce future income taxes in Canada.

Investment tax credits that the Company is eligible to receive in any year are recorded for tax and accounting purposes when receipt is more certain than not, either as a reduction of capital assets additions or of expenses.

The statutory tax rates applicable to the Company's manufacturing and sale of operations in Canada are:

Taxable income up to $127,000	18%
Taxable income greater than $127,000	29%

The statutory tax rates applicable to the Company’s manufacturing and sale of operations in the US are:

	Taxable income up to $50,000	15%
	Taxable income greater than $50,000 up to $75,000	25%
	Taxable income greater than $75,000 up to $100,000	34%
	Taxable income greater than $100,000 up to$335,000	39%

Note 12	Related Party Transactions - Note 6

	During the years ended September 30, 2002, 2001 and 2000, the Company incurred the following expenses charged by companies with common directors and with directors of the Company:

	2002	2001	2000
Interest on long-term debt related to
principal shareholder loans	$-	$4,718	$4,279
Management fees paid to a company with a
common director	14,705	18,079	6,736
Consulting fees paid to a director	1,540	17,500	7,500

	$16,245	$40,296	$18,515

MPAC Corporation
Notes to the Consolidated Financial Statements
September 30, 2002
(Stated in US Dollars) – Page 12

Note 12	Related Party Transactions - Note 6 – (cont’d)

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties and are on terms and conditions similar to non-related entities.

Included in long-term debt at September 30, 2002, is a $223,383 (2001: $221,139) loan payable to a significant shareholder and director, without interest, unsecured and with no specific terms for repayment.

Note 13	Segmented Information

The Company produces its sulphur-based fungicide at plants located in Canada and the United States of America and the sales of this product are primarily in the United States of America. The Company had one dominant customer, who contributed more than 10% of the consolidated sales in 2002 and 2001 (2002: $397,864; 2001: $176,789). The accounting policies of the operating segment are the same as those described in Note 1. The Company evaluates the performance of its operating segments based primarily on operating profit.

Note 14	Contingencies and Commitments

The Company entered into a premises lease agreement with Finnie Holdings Ltd. ("Finnie") on March 1, 2000, pursuant to which the Company will be required to pay $31,676 to Finnie if it does not comply with all the covenants, conditions and obligations of the lease. Finnie will waive payment of the $31,676 at the end of the lease if the Company complies with all the covenants, conditions and obligations of the lease. The initial lease term was for one year and the lease is renewable on a year-to-year basis until February 28, 2010. The Company did not maintain all its obligations under the lease throughout 2002 and Finnie seized the Company's capital assets in November 2002. The Company has offered not to contest the seizure of the assets in exchange for the termination of its obligations under the lease.

Orders to cease operations for environmental contamination were issued in 2001 for the premises the Company operates from by Alberta Environment and the Town of Crossfield.

The Alberta Environment order related to the operations of a previous tenant and it was expected that all costs relating to remedial work will be borne by Finnie. The order from the Town of Crossfield related to the Company's operations. The remedial work was completed prior to the year-end but the required documentation and inspections have not been completed.