Form 10QSB
period 2003-03-31
MPAC CORP
filed 2003-06-24
CIK 1079222

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File No. 0-23920

MPAC Corporation

(Name of Small Business Issuer in its Charter)

Nevada 91-2084507

(State or Other Jurisdiction of incorporation or organization) (I.R.S. Employer Identification No)

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

(1)	Yes	X	No	(2)	Yes	X	No

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

June 19, 2003

Common - 8,291,518 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format	Yes	No	X

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

MPAC Corporation

(A Development Stage Company)

Interim Financial Statements

March 31, 2003

(Unaudited)

MPAC CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Stated in US Dollars)

(Unaudited)

MPAC CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2003 and September 30, 2002

(Stated in US Dollars)

(Unaudited)

	(Unaudited)	(Audited)
	March 31,	September 30,
ASSETS	2003	2002
Current
Cash and cash equivalents	$ 24,066	$ 43,769
Accounts receivable	523	6,676
Investment tax credits receivable	-	86,920
Prepaid expenses and deposits	610	565

	25,199	137,930
Capital assets	-	4

	$ 25,199	$ 137,934

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 231,069	$ 225,018
Current portion of capital lease obligation	-	6,328
Current portion of long-term debt	2,404	2,988
Demand loans	130,784	125,099

	364,257	359,433
Capital lease obligation	-	2,247
Long-term debt	384,234	419,674

	748,491	781,354

STOCKHOLDERS DEFICIENCY
Stockholders Equity, Note 3
Common stock, unlimited number of authorized shares with no par value:
8,291,518 shares issued and outstanding	8,291	8,291
Additional paid-in capital	605,854	605,854
Shares allotted	4,370	4,370
Accumulated deficit	(1,341,807)	(1,261,935)

Total stockholders deficiency	(723,292)	(643,420)

	$ 25,199	$ 137,934

MPAC CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

for the three and six months ended March 31, 2003 and 2002

(Stated in US Dollars)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Other Income
Sales	$ -	$ 32,591	$ -	$ 32,591
Interest income	-	23	1,362	151
Other income	-	6,226	-	22,984

	-	38,840	1,362	55,726

Expenses
Amortization	-	7,566	-	15,200
Automobile	-	13	-	13
Foreign exchange	8,320	1,080	8,674	1,344
General and administrative	1,816	19,372	9,343	20,549
Insurance	-	252	-	537
Interest and bank charges	189	453	611	1,052
Interest on long-term debt	2,897	2,743	5,685	26,092
Legal	4,017	20,581	12,495	31,180
Management fees	4,758	33	22,885	7,453
Professional fees	13,458	22,389	13,458	24,993
Rent and property taxes	2,212	14,779	4,518	27,643
Supplies and tools	-	9,153	-	9,302
Telephone and utilities	151	757	228	5,141
Transfer agent fees	-	1,016	-	1,016
Travel	-	2,554	2,971	2,554
Wages	-	1,359	366	1,882

	37,818	104,100	81,234	175,951

Net loss	(37,818)	(65,260)	(79,872)	(120,225)

Deficit, beginning of period	(1,303,989)	(880,352)	(1,261,935)	(825,387)

Deficit, end of period	$(1,341,807)	$(945,612)	$(1,341,807)	$(945,612)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	8,291,518	7,754,188	8,291,518	7,754,188

MPAC CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three and six months ended March 31, 2003 and 2002

(Stated in US Dollars)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Operating Activities
Net loss for the period	$(37,818)	$(5,260)	$(9,872)	$(20,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization	-	7,566	-	15,200
Investment tax credits	-	-	86,920	-
Consulting, interest and other non-cash items	2,897	(387)	5,685	36,455
Changes in non-cash working capital balances consist of:
Decrease (increase) in accounts receivable	6,373	(5,272)	6,153	(4,784)
Decrease (increase) in prepaid expenses and deposits	(42)	3,174	(45)	3,460
Decrease in inventory	-	15,071	-	15,071
Decrease in accounts payable and accrued liabilities	36,619	31,638	6,055	3,545

Net cash provided by (used in) operating activities	8,029	(13,470)	24,896	(51,278)

Financing Activities
Long-term debt repayment	(6,702)	(1,451)	(44,599)	(7,343)
Issue of common shares for cash	-	-	-	50,000

Net cash provided by (used in) financing activities	(6,702)	(1,451)	(44,599)	42,657

Decrease (increase) in cash and cash equivalents	1,327	(14,921)	(19,703)	(8,621)

Cash and cash equivalents, beginning of period	22,739	54,271	43,769	47,971

Cash and cash equivalents, end of period	$ 24,066	$ 39,350	$ 24,066	$ 39,350

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ 453	$ -	$ 1,052

Income taxes	$ -	$ -	$ -	$ -

MPAC CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF

SHAREHOLDERS EQUITY (CAPITAL DEFICIENCY)

for the year ended September 30, 2002 and for the period ended March 31, 2003

(Stated in US Dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Allotted	Deficit	Total
Balance, September 30, 2001	7,906,667	7,906	413,108	97,501	(825,387)	(306,872)
Issued for cash at $0.50	200,000	200	99,800	-	-	100,000
Pursuant to a consulting agreement	70,000	70	34,318	(34,388)	-	-
Pursuant to a debt settlement agreement	114,851	115	58,628	(58,743)	-	-
Net loss for the year ended September 30, 2002	-	-	-	-	(436,548)	(436,548)

Balance, September 30, 2002	8,291,518	8,291	605,854	4,370	(1,261,935)	(643,420)
Net loss for the period ended March 31, 2003	-	-	-	-	(79,872)	(79,872)

Balance, March 31, 2003	8,291,518	$ 8,291	$ 605,854	$ 4,370	$(1,341,807)	$(723,292)

MPAC CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Companys September 30, 2002 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Companys September 30, 2002 annual financial statements.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2003, the Company has a working capital deficiency of $339,057 and has accumulated losses of $1,341,807 since inception. The Companys ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Due to the seasonality of product sales in the sulphur-based fungicide market, the Company had no sales for the three and six month periods ended March 31, 2003. The Company has no plans to conduct any sales during 2003, but will reassess options in 2004.

Note 3 Principal of Consolidation

These interim consolidated financial statements include the accounts of MPAC Corporation and its wholly-owned subsidiary, 805332 Alberta Ltd. ("805332") and its 99.99% owned subsidiary company, Micron Milling & Packaging Ltd. ("Micron"). All intercompany transactions have been eliminated.

Note 4 Common Stock

Commitments

On May 5, 2000 the Company allotted, as part of a series of transactions related to the acquisition of Micron, 6,400,000 common shares to be issued on the conversion of 6,400,000 shares of 805332 into common shares of the Company. The common shares may be issued at the request of the owners of the 805332 shares or at the request of the Company and have not been issued to date due to possible Canadian tax consequences to the owners of 805332 shares. The allotment of these common shares has been recorded at a nominal value.

Note 4 Common Stock (contd)

Commitments (contd)

On May 5, 2000, the Company allotted 250,000 common shares to be issued as a finder's fee related to the acquisition of Micron. These common shares will be issued when the 805332 shareholders exercise their conversion rights and have been valued on the same basis as the 805332 conversion right at nominal value.

On October 4, 2000, 70,000 common shares were allotted for the future issue to a financing consultant in conjunction with services rendered. These common shares were valued on the basis of this consulting work and cash consideration received by the Company for common shares at the time agreement for the services was reached and were issued when the services were completed.

Note 5 Segmented Information

The Company produces its sulphur-based fungicide at plants located in Canada and the United States of America and the sales of this product are primarily in the United States of America. The accounting policies of the operating segment are the same as those policies described in the annual September 30, 2002 financial statements. The Company evaluates the performances of its operating segments based primarily on operating profit.

Note 6 Contingencies and Commitments

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

Note 7 New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements. The words, "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Financial Statements and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Companys actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

Overview

We were incorporated under the laws of the State of Nevada on July 18, 1998 for the purpose of raising capital to acquire a processing plant and machinery necessary to undertake production of sulfur-based plant nutrient fertilizers and fungicides. Our subsidiary, Micron, was incorporated under the laws of Alberta on August 20, 1998.

The Company is a development stage company engaged in the business of marketing and selling a sulfur-based fungicide that is used for commercial agricultural purposes. The processing and packaging of our sulfur products is carried out at a third parties facility. Currently our sulfur-based products are sold primarily to the agriculture industry in the state of California. While the Company was successful in obtaining orders for product for delivery during 2003, due to a variety of factors including poor market conditions in California due to weather and a reduction in the amount of wine grapes grown as well as a rise in the price of raw material sulfur, we have chosen not to attempt to contract productions and supply fungicide during the 2003 season. Resumption of production and sales is expected to resume should these factors change in our favor, or should we be successful at locating a suitable merger candidate for production.

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at March 31, 2003, the Company has a working capital deficiency of $339,058 and a capital deficiency of $723,292. These factors raise substantial doubt about the Companys ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

Progress Report from January 1, 2003 to March 31, 2003

Due to the seasonally of product sales and the Companys decision not to proceed with sales this season the Company had no sales for the Quarter ending March 31, 2003.

In 2002 our sulfur products were sold to the California agriculture market under our brand name by using third party sulfur milling and packaging services to produce and package our products in accordance with our specifications. Due to a variety of factors including poor market conditions in California due to weather and a reduction in the amount of wine grapes grown as well as a rise in the price of raw material sulfur, we have chosen not to attempt to contract productions and supply fungicide during the 2003 season.

We are also currently seeking to merge with an operating sulfur mill in order to expand our business. Any merger would likely be by way of a share exchange rather than a cash purchase. Currently we are in early negotiations with a sulfur milling operation in Alberta that has excess capacity in its milling plant. We believe production of our current sulfur products and future products that we are developing, together with our existing sales channels, would be beneficial to a sulfur milling operation with excess capacity in its production facilities. Negotiations are ongoing. No deal has been reached and no agreement has been entered into at this point.

Results of operations for the three months ended March 31, 2003 ("2003") compared to the three months ended March 31, 2002 ("2002").

Sales revenues for the six and three months ended March 31, 2003 were nil as compared to sales of $32,591 for the six and three months ending March 31, 2002 . Expenses for the three months ended March 31, 2003 were $37,818 compared with expenses of $104,100 for the three months ended March 31, 2002. For the six months ended March 31, 2003 expenses were $81,234 compared with expenses of $175,951 for the six months ended March 31, 2002. The drop represents the elimination of costs related to the maintenance of a production facility. Expenses going forward are expected to remain lower than previous periods.

Net loss for the three months ended March 31, 2003 was $37,818 compared to a net loss of $65,260 for the three months ended March 31, 2002. For the six months ended March 31, 2003 loss was $79,872 compared with losses of $120,225 for the six months ended March 31, 2002.

These decreases in the loss relate to the elimination of costs relating to our own production facilities, lower legal and professional fees and lower management expenses.

Current assets at March 31, 2003 totaled $25,199 as compared with the current assets of $137,930 at September 30, 2003. There were no accounts receivable at March 31, 2003. No inventory was held at March 31, 2003. Due to the lack of sales for the season we are unlikely to have either accounts receivable or inventory for the year.

For the three months and six months ended March 31, 2003, there were no capital expenditures. Long Term Debt was reduced to $384,234 at March 31, 2003 compared to $419,674 at September 30, 2002 due to a partial repayment of a loan due to a Director of the company.

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

We do not have any material commitments for capital expenditures as of March 31, 2003.

Critical Accounting Policies:

The Companys discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Companys financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amount of investment tax credits, trade accounts receivable, and deferred tax assets. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

The company follows the cost reduction method of accounting for investment tax credits and recognizes the estimated net recoverable amount when reasonable assurance exists as to their collectability.

The company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the companys trade accounts receivable balances. If the company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. To date no customer balance has been unpaid in the timeframe allowed to customers.

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

Dated: June 20, 2003 MPAC Corporation

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

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003

/s/ Adam Smith

Adam Smith

Chief Executive Officer

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

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003

/s/ Michael Laidlaw

Michael Laidlaw

Chief Financial Officer

EXHIBIT 99.1

CERTICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPAC Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adam Smith, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

DATED: June 20, 2003

/s/ Adam Smith

Adam Smith

Chief Executive Officer

EXHIBIT 99.2

CERTICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPAC Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Laidlaw, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

 DATED: June 20, 2003

/s/ Michael Laidlaw

Michael Laidlaw

Chief Financial Officer