Form 10KSB/A
period 2002-09-30
MPAC CORP
filed 2003-06-25
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

Issuers telephone number: (604)-736-7481

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under section 12(g) of the Exchange Act: Common Stock, $.001 per share

The Common Shares are listed on the Toronto Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrants consolidated revenues for its most recent fiscal year were $405,891.

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

As of December 31, 2002, the registrants outstanding common stock consisted of 8,291,518 shares.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Page

PART I

Item 1: Description of Business 3

Item 2: Description of Property 10

Item 3: Legal Proceedings 10

Item 4: Submission of Matters to a Vote of Security Holders 10

PART II

Item 5: Market for Common Equity and Related Stockholder Matters 11

Item 6: Managements Discussion and Analysis 12

Item 7: Financial Statements 14

Item 8: Changes in and Disagreements with Accountants and Financial Disclosu 14

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

We previously milled and packaged the sulfur products sold by us using a processing and packaging plant owned by us on land held by us pursuant to a lease. Due to an environmental clean-up order issued by the Province of Alberta relating to a previous tenants operations, and disputes with the landlord over our lease obligations, we were unable to utilize our production facility and outsourced the production of our sulfur products to a third party milling facility for our 2002 fiscal year. Accordingly, in 2002 our business was the marketing and selling of our sulfur products, and we did not engage in production. Due to a variety of factors including poor market conditions in California due to weather and a reduction in the amount of wine grapes grown as well as a rise in the price of raw material sulfur we have chosen not to attempt to contract productions and supply fungicide during the 2003 season. Resumption of production and sales is expected to resume should these factors change in our favor, or should we be successful at locating a suitable merger candidate for production.

In November of 2002 our milling plant was seized by the landlord. We agreed with the landlord not to contest the seizure of the plant in exchange for the termination of our obligations under the lease, although no formal settlement has been entered into. As the plant was inoperative at the time of seizure, the seizure is not expected to affect our current operations, which consist primarily sales of product under our brand name. We are currently seeking to merge our operations with another sulfur milling operation. We believe that our existing industry sales channels for our current sulfur products, along with our proprietary research on new agricultural use sulfur products, will provide value to a potential merger candidate. Since November of 2002, we have been in merger negotiations with a sulfur milling operation located in Alberta, Canada, however as at the date of this registration statement no agreement has been reached.

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

In November of 2002, the landlord seized the milling and packaging plant and equipment as a result of a dispute over lease payments. Micron negotiated the termination of the lease in exchange for not disputing the seizure. Microns decision not to pursue recovery of the plant and equipment was based on a determination by management that considered the replacement value of the assets, the cost of disputing the seizure and the ability of Micron to continue sales of its products. Micron determined that it could meet future supply and delivery obligations by purchasing from third party suppliers located in Alberta, Canada and in the State of Texas. It was determined by management that such suppliers can supply sulfur products milled in accordance with our specifications and packaged under our brand name.

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

At or about this time, Micron Milling & Packaging Company Ltd. a Company incorporated in the Province of Alberta, was competing in our bid to acquire the milling and packaging plant and equipment. At the time of the negotiations, Micron and its principals were not associated with us or our operations. Micron opted out of negotiations, and we retained one of its principals, Mr. Raymond Lee, to provide consulting services directly to us.

In January of 1999, our 805332 subsidiary successfully acquired the processing plant and machinery and entered into a lease with the landlord of the premises on which the plant was located. Due to financial difficulties caused by the lack of funds to meet ongoing lease obligations, 805332 was placed into receivership by two creditors, John Sprague and Maria de Luz Alves, later in 1999. At the time of the receivership Micron had continued interest in the assets acquired by 805332 and it was agreed in subsequent negotiations with the creditors of 805332 and the shareholders of Micron that the assets of 805332 would be bought from the receiver by Micron and concurrently we would acquire Micron. Negotiations with Micron and its principal shareholders were entered into for the purpose of seeking and agreement whereby our our financial resources would be pooled with those of the principals of Micron in order to fund business operations. The shareholders of Micron were Paul Uppal and David Uppal.

On May 2, 2000 Micron acquired the processing plant from the receiver at a cost of $62,000 ($95,000 Canadian dollars). The creditors in turn agreed to loan the proceeds of the sale back to Micron, after deduction of the receivers fees. Micron concurrently entered into a new lease with the landlord. Since conclusion of the receivership process, 805332 has not held any material assets and has had no operations.

Immediately thereafter, on May 5, 2000 we entered into an agreement with Micron and two principal shareholders of Micron, namely David and Paul Uppal, whereby we acquired 76.5 shares of Micron, representing 76.5% of the issued and outstanding shares of Micron. In exchange for the shares of Micron, we issued 6,400,000 shares of our 805332 subsidiary to the Uppals, convertible into 6,400,000 shares of MPAC at the option of the Uppals. The right of conversion was agreed to for personal tax planning reasons, as Canadian tax law permits a tax deferral where the shares of one Canadian corporation are sold in exchange for shares of another Canadian corporation. Accordingly, no taxable sale would be realized until the Uppals convert their shares of 805332 into shares of MPAC, a Nevada corporation. Pending conversion, the Uppals have agreed that voting control of 805332 would remain with MPAC. In connection with the transaction the Uppals were appointed to the board of directors of MPAC.

Pursuant to the May 5, 2000 agreement with Micron, MPAC agreed to fund the operations of Micron by advancing $250,000 ($375,000 Canadian Dollars) as a loan convertible into shares of Micron. In February of 2001, MPAC converted the loan to acquire an additional 500,000 shares of Micron. This resulted in MPAC holding 99.99% of the issued and outstanding shares of Micron.

In connection with the above transactions, Paul and David Uppal personally advanced $206,540 towards the operations of Micron, as a loan to fund operations. MPAC subsequently guaranteed the loan by issuing promissory notes to the Uppals for the loan amount. The terms of the promissory note provide that MPAC may repay the loan in full at any time within 13 months from the date that demand for repayment is made. Interest is payable on the principal amount at Royal Bank of Canada prime rate plus one percent.

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

Industry Overview

We compete in the plant fungicide and plant nutrient market servicing the commercial agriculture industry. Our niche is the processing, packaging and sale of pure form or elemental sulfur products for agricultural use. In 2002 we outsourced the processing and packaging of our proprietary sulfur products to third party milling facilities

Traditionally, most world-wide sulfur production comes from sulfur mining and from the recovery of sulfur as a by-product of oil and natural gas production and refining, the latter process sometimes referred to as desulfurization. In North America, mining of elemental sulfur has ceased in recent years due to costs and environmental concerns, and this trend is being followed in the rest of the world. World production of sulfur has, however, remained steady as a result of increased oil and gas refining activity and improved desulfurization techniques. Recent trends towards reducing sulfur content in refined fossil fuels has resulted in improved desulfurization techniques in the process of refining oil and natural gas.

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

Sulfur in its elemental form is a commodity and accordingly at the global level is priced based on demand relative to world-wide availability. Pricing of unprocessed elemental sulfur can vary significantly. In 2001, world pricing was approximately $18 per ton compared to $24 in 2000 and $37 in 1999. Current world prices are approximately $45 per ton. Increase in distance to sources of sulfur supply can add to the price of sulfur for the purchaser. However, oil and gas refineries may sell for significantly less than posted commodity trading prices depending on the costs associated with storage and their ability to dispose of the sulfur. Sulfur stockpiles can be a financial burden to refineries and accordingly stockpile holders may realize an economic benefit in paying to have sulfur removed from their sites.

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

The production of sulfur fungicide and elemental sulfur plant nutrient is a niche business in the agricultural products industry. The use of sulfur by the agricultural industry provides several advantages over other fungicides and pesticides and is complementary to the use of other plant nutrients or fertilizers. Currently we market only a sulfur based fungicide, however we are also developing the capability to produce a solid form sulfur based plant nutrient, referred to as Elemental Plant Nutrient Sulfur or EPNS, as a second product offering. We are also negotiating to acquire the rights to develop a dry flowable sulfur fungicide as an alternative to our powdered sulfur fungicide. A description of the industry for each of sulfur based fungicides and plant nutrients follows.

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

Based on reports from the California Department of Pesticide Regulation, prior to 1991 California growers relied heavily on newly developed chemical fungicides which resulted in reduced usage of sulfur. However, the development of mildew resistance to those chemical fungicides resulted in a return to sulfur based fungicides. In the first half of the 1990s other fungicides experienced the development of similar mildew resistance which led to further increases in sulfur usage as a fungicide. Presently, raisin growers rely almost exclusively on sulfur, while wine and table grape growers use both sulfur and chemical fungicides.

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

According to the Sulphur Institute, in 1991 it was estimated that the total annual unrealized world market potential for sulfur as a plant nutrient was 6.4 million tons. The need for sulfur as a plant nutrient has shown steady growth since the 1960s and is expected to continue growing into the 21st century. The world deficit for sulfur as a plant nutrient was estimated to be 7.5 million tons in 2000 and to increase to 12 million tons by 2010.

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

Our Sulfur Based Fungicide Product

Our fungicide is used to control powdery mildew on crops such as apples, cherries, citrus, grapes, peaches, plums, prunes, beans, carrots, cotton, onions, peas, sugar beats, and tomatoes. During the first year of production ending September 30, 2001 sales were approximately one thousand tons. Sales for the year ending September 30, 2002 were approximately 2,100 tons. Orders as of January 10, 2003 for fungicide to be delivered during the upcoming year are in excess of 4,000 tons yet due to a variety of factors including the rise in price of the raw material sulfur we have declined to have product produced for the 2003 season. We are currently negotiating with a sulfur milling facility in Alberta for production required to meet orders for the 2004 growing season.

Our sulfur based fungicide can be widely used on numerous crops. The process involved in the production of the fungicide is relatively straightforward and efficient.

We have historically sourced our sulfur from suppliers located in the Province of Alberta, Canada and the State of Texas. Alberta produces a significant amount of oil and gas and consequently sulfur recovered from the desulfurization of these fossil fuels is abundantly available. There is currently a surplus of raw sulfur in Alberta which is expected to last indefinitely due to the ongoing production of high sulfur or sour gas in the province. This surplus has recently kept the purchase price of sulfur low, yet recent events including geopolitical events have restricted supplies of sulfur from the Middle East and have driven up sulfur prices in North America. It is managements belief that prices will return to the levels of the recent past as sulfur from the middle east resumes shipment. Texas similarly produces significant sulfur from oil and gas extraction and desulfurization.

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

Market and Marketing

The current market for our powdered fungicide is primarily California. Our fungicide is sold through distributors specializing in specific regions and products. The majority of our sales are conducted through three agricultural product distributors, however, we also sell directly to some commercial growers. It is not expected that the loss of any one distributor will have a material impact on our sales as current demand for sulfur is generally believed to be relatively constant and a decrease in sales to one purchaser or distributor is expected to result in an increase in sales to another, provided our pricing and quality remain competitive. Marketing efforts are primarily directed at agricultural industry distributors in California. We are reviewing the possibility of expanding our marketing efforts to other regions that may require a sulfur-based fungicide including counter-cyclical regions such as South America and Australia. Product demand and shipping costs are critical factors being analyzed in determining suitable markets. We market our product under the trade name "Micron Dusting Sulfur 44".

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

Item 2.      DESCRIPTION OF PROPERTY.

Offices and Production Facilities

Our executive offices located at 1302 Arbutus Street, Vancouver, B.C. have been provided by Adam Smith, a Director of the Company free of charge. We believe that our current facilities are adequate and suitable for our current use, which consists primarily of sales and marketing of our products, as well as reviewing opportunities and negotiations with potential partners and merger candidates. We are seeking to acquire new production facilities through a merger with a suitable production partner. Our facilities are adequately insured against perils.

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

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTER

The Companys Common Stock is traded in the over-the-counter market in the Pink Sheets under the Symbol "MPCC". The over-the-counter market in the Pink Sheets has a limited and sporadic trading market and does not constitute an established trading market. There has been a single trade in the stock on October 10, 2002 at the price of $0.05. Quotation of bid, ask and trade prices on the Pink Sheets does not reflect retail markup, markdown or commissions and accordingly may not represent actual transactions.

The following table sets forth the range of high and low bid prices of the Companys Common Stock for the quarters indicated through the fourth quarter of 2002.
2002 Calendar Year	High Bid	Low Bid
Second quarter	$0.05	$0.05
Third quarter	$0.05	$0.05
Fourth quarter	$0.05	$0.05

As at December 31, 2002, there were 8,291,518 shares of our common stock issued and outstanding and approximately 76 stockholders of record.

As at December 31, 2002, there were 6,400,000 shares of our common stock reserved for issuance pursuant to the right to convert shares of 805332 B.C. Ltd. for shares of MPAC, granted to two or our directors in connection with the acquisition of Micron. We have also reserved 250,000 shares of our common stock for issuance as a finders fee in connection with the acquisition of Micron, which is payable to third party finder.

Accordingly, on a fully diluted basis, our share capital would consist of 14,941,218 shares of common stock.

There are no contractual restrictions on the resale of any our outstanding common stock. As at December 31, 2002, there are shares of our common stock that are restricted from resale under Rule 144 promulgated under the U.S. Securities Act of 1933, as follows:

Number of Restricted Shares	Description
200,000	Shares that may be sold beginning on May 23, 2003 in accordance with Rule 144.
70,000	Shares that may be sold beginning May 7, 2002 in accordance with Rule 144.
530,000	Shares that may currently be sold in accordance with Rule 144, and that may be sold in accordance with Rule 144(k) on or after January 16, 2003.
70,000	Shares that may currently be sold in accordance with Rule 144, and that may be sold in accordance with Rule 144(k) on or after October 1, 2003.
6,400,000	Shares issuable to affiliates upon conversion, that pursuant to Rule 144(d)(3)(ii) may, when issued, be sold in accordance with the affiliate provisions of Rule 144.
250,000	Shares reserved for issuance that pursuant to Rule 144(d)(3)(ii) may be sold in accordance with Rule 144(k) when issued.
2,191,369	Shares held by affiliates that may be sold in accordance the affiliate rules set out in Rule 144.

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

Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discusses the Companys financial condition and results of operations based upon the Companys consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. It should be read in conjunction with the Companys financial statements and the notes thereto and other financial information included in the Companys Form 10-KSB for the year ended September 30, 2002.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

These consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $221,503 and a stockholders deficiency of $643,420 at September 30, 2002 and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

Results of operations for the twelve months ended September 30, 2002 ("2002") compared to the twelve months ended September 30, 2001 ("2001") .

Sales revenues for the twelve months ended September 30, 2002 were $405,891 compared to sales of $194,427 for the twelve months ended September 30, 2001, an increase of 108%. This increase reflects the increased recognition of our product, agricultural dusting sulfur, a natural fungicide preferred by both traditional and organic farmers, in the marketplace following our first year of sales in 2001. The year ended September 2002 was the second year of marketing of fungicidal sulfur dusting powder. Purchase orders received for product delivery for the ensuing fiscal year ending September 2003 indicate an increase over our orders received for 2002, due to a renewed order from our largest distributor and familiarity with our brand name within the industry yet due to a variety of factors including poor market conditions in California due to weather and a reduction in the amount of wine grapes grown as well as a rise in the price of raw material sulfur we have chosen not to attempt to contract production and supply fungicide during the 2003 season.

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

A reduction in the carrying value of capital assets of $162,517 was recorded for the twelve months ended September 30, 2002 as a result of a consent order entered into with the companys former landlord following his uncontested seizure of our equipment.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2002 totaled $43,769 as compared with the cash and cash equivalents of $47,971 at September 30, 2001.Accounts receivable at September 30, 2002 was $6,676 and an investment tax credit of $86,920 was receivable at that time as well. The Investment tax credits of $86,920 were received in cash in October 2002, subsequent to the September 30, 2002 year end.

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

Recent Accounting Pronouncements

It is the companys policy to adopt all applicable new accounting pronouncements as they are issued, which may be in advance of the effective date of the pronouncement.

In August 2001 the FASB issued SFAS No 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The rules in SFAS No 144 restate and establish guidelines for evaluating the impairment of the companys capital assets and the write downs to be recorded when there has been impairment. The company adopted the requirements of SFAS No 144 when the pronouncement was issued. There was no substantive change in the companys capital assets, results of operations or cash flows on the adoption of this pronouncement.

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

  Pursuant to our bylaws, all directors serve for a term of one year, until they resign or until they are removed by majority vote at a meeting of the stockholders. Officers are elected by MPACs directors and serve for a term of one year, or until such time as their successor is appointed, until they resign or until they are removed by the directors.

None of the MPACs directors and officers hold positions with other reporting companies save for Mr. Laidlaw who is a director of Global Net Entertainment Corp. and Otish Mountain Exploration Inc., both publicly listed companies trading on the TSX Venture Exchange in Canada.

The following is a brief summary of the education and business experience of the following:

Adam J.C. Smith, Chief Executive Officer, President and Director: Mr. Smith has over 14 years experience in a variety of corporate finance positions most recently with Groome Capital Advisors of Montreal, Canada. Mr. Smith has been responsible for the acquisition, fundraising, and corporate duties necessary to create MPAC, has acted as an officer and director of a subsidiary of MPAC Corporation since its inception in 1998, and has acted as a Director and Chief executive officer of MPAC since 2000. Mr. Smith is responsible for several aspects of the operations of MPAC including the initiation of product marketing, application for regulatory approvals for the sale of the product, and the Companys research and development projects. Mr. Smith graduated from the University of British Columbia in 1986 receiving a Bachelor of Arts degree in Philosophy.

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

Item 10. EXECUTIVE COMPENSATION

The following table provides a summary of the compensation paid to the Chief Executive Officer for the years ended September 30, 2000, September 30, 2001, and September 30, 2002. No executive officer received a total annual salary, bonus and other compensation in excess of $100,000 in those periods. MPACs Chief Executive Officer has received no compensation other than consulting fees. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned for the 2002 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the MPACs issued and outstanding common stock owned as of December 31, 2002 by (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) named directors and executive officers; and (iii) all directors and executive offices of MPAC as a group. Unless otherwise indicated in the footnotes below on the table as subject to community property laws, where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock shown as beneficially owned.

Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class (1)
Teresa Lo 183 - 1857 West Fourth Ave Vancouver, B.C. V6J 1M4	600,000	7.23%
Adam J.C. Smith (Director, President and CEO) 1302 Arbutus Street Vancouver, B.C. V6J 3W8	1,526,518(2)	18.41%
Aziz Rajwani 106, 3780 Cambie Street Vancouver, B.C. V5Z 2X5	432,000	5.21%
Valerie Orr 38 Glenmore Drive West Vancouver, B.C. V7S 1A6	515,000(3)	6.21%
Michael M.D. Laidlaw (Director) 55 Falcon Way Isle of Dogs London E14 9VP England	550,000	6.63%
Paul Uppal (Director and Treasurer) 11032 Scarborough Dr. Delta, B.C. V4C 7S5	3,300,000(4)	28.90%(5)
David R. Uppal (Director and Secretary) 8349 Laurel Street Vancouver, B.C. V6P 3V4	3,400,000(4)	29.77%(5)
Directors and Officers as a Group (4 persons)	8,476,518	59.69%(5)

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
Includes 15,000 shares held by Ron Orr, a close family member.

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

  In connection with acquisition of Micron Milling and Packaging Ltd. during fiscal 2001, we issued 3,200,000 shares of the common stock of a subsidiary to Paul Uppal and 3,200,000 shares of the common stock of a subsidiary to David R. Uppal, who previously held 76.5% of the issued and outstanding shares in the capital of Micron. The shares issued to the Uppals carry the right of conversion into shares of MPAC on a one to one basis.

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

  Incorporated by reference to Exhibit 2.1 from the registrants registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 31, 2002 and amendments thereto (the "Form 10-SB")

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

  Item 14. CONTROLS AND PROCEDURES

  Evaluation of disclosure controls and procedures. Based on the evaluation of the Companys disclosure controls and procedures as of a date within 90 days of the filing date of this Annual Report on Form 10K-SB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms and are operating in an effective manner. Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

  Signatures

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 24, 2003.

  MPAC Corporation

  By: /s/ Adam Smith

  Adam Smith, President

  In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on April 16, 2003.

Signature	Title	Date

_/s/ Adam Smith__________ Adam Smith	President, Director and Principal Executive Officer	June 24, 2003

_/s/ Michael Laidlaw______ Michael Laidlaw	Director and Principal Accounting Officer	June 24, 2003

_/s/ Paul Uppal__________ Paul Uppal	Director	June 24, 2003

_/s/ David R. Uppal__________ David R. Uppal	Director	June 24, 2003

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

  b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

  6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: June 24, 2003

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

  b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

  6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: June 24, 2003

  /s/ Michael Laidlaw

  Michael Laidlaw

  Principal Accounting Officer

  MPAC CORPORATION

  CONSOLIDATED FINANCIAL STATEMENTS

  September 30, 2002 and 2001

  (Stated in US Dollars)

  INDEPENDENT AUDITORS REPORT

  To the Stockholders of

  MPAC Corporation

  We have audited the accompanying consolidated balance sheets of MPAC Corporation and subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of loss, stockholders deficiency and cash flows for each of the years in the three year period ended September 30, 2002. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver Canada	/s/ Amisano Hanson
March 26, 2003	Chartered Accountants

  MPAC CORPORATION

  CONSOLIDATED BALANCE SHEETS

  September 30, 2002 and 2001

  (Stated in US Dollars)

ASSETS	2002	2001
Current
Cash and cash equivalents	$ 43,769	$ 47,971
Accounts receivable	6,676	29,771
Investment tax credits receivable, Note 9	86,920	85,410
Inventory	-	15,071
Prepaid expenses and deposits, Note 2	565	52,829

	137,930	231,052
Capital assets, Note 3	4	160,353

	$ 137,934	$ 391,405

LIABILITIES
Current
Accounts payable and accrued liabilities, Note 4	$ 225,018	$ 161,014
Deferred government grant	-	6,335
Current portion of capital lease obligation, Note 5	6,328	5,859
Current portion of long-term debt, Note 6	2,988	2,766
Demand loans, Note 7	125,099	90,230

	359,433	266,204
Capital lease obligations, Note 5	2,247	8,731
Long-term debt , Note 6	419,674	423,342

	781,354	689,277

STOCKHOLDERS DEFICIENCY
Stockholders Equity
Common stock, unlimited number of authorized shares with no par value:
8,291,518 (2001: 7,906,667) shares issued and outstanding	8,291	7,906
Additional paid, in capital	605,854	413,108
Shares allotted	4,370	97,501
Accumulated deficit	(1,261,935)	(825,387)

Total stockholders deficiency	(643,420)	(306,872)

	$ 137,934	$ 391,405

  Going Concern, Note 1

  Contingencies and Commitments, Notes 5, 6, 8 and 14

  Subsequent Event, Notes 6 and 9
APPROVED BY THE BOARD:

/s/ Adam Smith	/s/ Michael Laidlaw
, Director	, Director

  MPAC CORPORATION

  CONSOLIDATED STATEMENTS OF LOSS

  for the years ended September 30, 2002, 2001 and 2000

  (Stated in US Dollars)

	2002	2001	2000

Sales of product	$ 405,891	$ 194,427	$ -

Cost of goods sold	415,882	139,220	-

Gross profit (loss)	(9,991)	55,207	-

Other Income
Interest income	1,921	661	441
Other income	22,984	-	27,557
Foreign exchange gain (loss)	393	(557)	4,437

	25,298	104	32,435

Expenses
Accounting	21,812	21,620	4,926
Amortization	22,961	34,938	12,583
Automobile	805	2,474	3,861
Consulting fees, Note 12	1,540	95,587	124,947
Courier	357	726	2,258
Equipment rental	(6,172)	1,648	8,038
General and administrative	2,010	5,212	4,600
Insurance	2,128	5,726	5,026
Interest and bank charges , Note 12	2,182	2,049	2,144
Interest on long-term debt	31,706	12,610	11,751
Legal	56,011	45,825	48,788
Management fees, Note 12	14,705	18,079	6,736
Meals and entertainment	163	1,302	-
Professional fees	57,894	1,795	4,623
Reduction in carrying value of capital assets Note 3	162,517	-	-
Rent and property taxes	54,804	21,375	51,728
Repairs and maintenance	-	5,446	256
Supplies and tools	12,216	3,544	3,378
Telephone and utilities	7,204	14,656	7,868
Transfer agent	967	2,590	-
Travel	2,554	19,257	1,291
Wages	3,491	19,958	-

	451,855	336,417	304,802

Net loss for the year	$ (436,548)	$ (281,106)	$ (272,367)

Basic and diluted loss per share	$(0.05)	$(0.04)	$(0.04)

Weighed average number of shares outstanding	8,099,092	7,729,188	7,351,667

  MPAC CORPORATION

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  for the years ended September 30, 2002, 2001 and 2000

  (Stated in US Dollars)

	2002	2001	2000
Operating Activities
Net loss for the year	$ (436,548)	$ (281,106)	$ (272,367)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	22,961	34,938	12,583
Reduction in carrying value of capital assets	162,517	-	-
Investment in tax credits	(1,510)	(71,569)	-
Consulting, interest and other non-cash items	6,577	40,024	11,751
Changes in non-cash working capital balances consist of:
Decrease (increase) in accounts receivable	23,095	(508)	(7,902)
Decrease (increase) in inventory	15,071	4,617	(19,688)
Decrease (increase) in prepaid expenses and deposits	52,264	(43,241)	(9,588)
Increase (decrease) in accounts payable and accrued liabilities	57,669	(5,986)	109,657

Net cash used in operating activities	(97,904)	(322,831)	(175,554)

Investing Activity
Purchase of equipment	(25,130)	(48,427)	(78,053)

Net cash used in investing activity	(25,130)	(48,427)	(78,053)

Financing Activities
Increase in long-term debt	-	177,499	122,790
Repayment of long-term debt	(16,037)	-	-
Issue of common shares for cash	100,000	190,000	175,000
Increase in demand loans	34,869	7,882	-
Decrease in cash overdraft	-	-	(335)

Net cash provided by financing activities	118,832	375,381	297,455

  Contd

  MPAC CORPORATION Continued

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  September 30, 2002

  (Stated in US Dollars)

	2002	2001	2000

Increase (decrease) in cash and cash equivalents	(4,202)	4,123	43,848

Cash and cash equivalents, beginning of year	47,971	43,848	-

Cash and cash equivalents, end of year	$ 43,769	$ 47,971	$ 43,848

Non-cash Transactions:
Shares allotted for interest payment	$ -	$ (9,008)	$ (11,751)
Shares allotted for long-term debt payment	$ -	$ (49,735)	$ 11,751
Shares allotted for payment of consulting fee	$ -	$ (34,388)	$ -
Capital assets	$ -	$ (4,370)	$ -
Shares allotted for future issues, Note 8	$ -	$ 97,501	$ -

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 1,613	$ 1,464	$ -

Income taxes	$ -	$ -	$ -

  MPAC CORPORATION

  CONSOLIDATED STATEMENT OF

  STOCKHOLDERS DEFICIENCY

  for the years ended September 30, 2000 to September 30, 2002

  (Stated in US Dollars)

			Additional
	Common Stock		Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Allotted	Deficit	Total
Balance, September 30, 1999	7,176,667	$ 7,176	$ 48,838	$ -	$(271,914)	$(215,900)
Issued for cash, at $0.50	350,000	350	174,650	-	-	175,000
Net loss for the year ended September 30, 2000	-	-	-	-	(272,367)	(272,367)

Balance, September 30, 2000	7,526,667	7,526	223,488	-	(544,281)	(313,267)
Issued for cash, at $0.50	380,000	380	189,620	-	-	190,000
Pursuant to an acquisition agreement	-	-	-	4,370	-	4,370
Pursuant to a consulting agreement	-	-	-	34,388	-	34,388
Pursuant to a debt settlement agreement	-	-	-	58,743	-	58,743
Net loss for the year ended September 30, 2001	-	-	-	-	(281,106)	(281,106)

Balance, September 30, 2001	7,906,667	7,906	413,108	97,501	(825,387)	(306,872)
Issued for cash, at $0.50	200,000	200	99,800	-	-	100,000
Pursuant to a consulting agreement	70,000	70	34,318	(34,388)	-	-
Pursuant to a debt settlement agreement	114,851	115	58,628	(58,743)	-	-
Net loss for the year ended September 30, 2002	-	-	-	-	(436,548)	(436,548)

Balance, September 30, 2002	8,291,518	$ 8,291	$ 605,854	$ 4,370	$(1,261,935)	$(643,420)

  MPAC CORPORATION

  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  September 30, 2002

  (Stated in US Dollars)

  Note 1 Summary of Significant Accounting Policies

  Going Concern

  These consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $221,503 and a stockholders deficiency of $643,420 at September 30, 2002 and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

  These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the Company was unable to continue its operations.

  Operations and Basis of Consolidation

  The Company was incorporated on June 18,1998 in Nevada, U.S.A. and commenced operations in October 1998. The Companys wholly-owned subsidiary company, 805332 Alberta Ltd. ("805332"), was incorporated on October 29, 1998 in Alberta, Canada and its 99.99% owned subsidiary company, Micron Milling & Packaging Company Ltd. ("Micron"), was incorporated on August 20, 1998 in Alberta, Canada. These consolidated financial statements include the accounts of the Company, 805332 and Micron.

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

  Note 1 Summary of Significant Accounting Policies, (contd)

  Operations and Basis of Consolidation - (contd)

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

  The Company conducted its operations from the manufacturing facility located in leased premises in Crossfield, Alberta until the conclusion of the 2001 production season when it received orders to cease operations for environmental reasons (Note 14). The Company completed the remedial work required under the orders but the lifting of the orders was not done in time for the commencement of production in March 2002. The Company therefore contracted all of its production during 2002 to another manufacturer. The Company did not maintain its obligations under the lease throughout 2002 and the landlord therefore seized the Companys capital assets in November 2002. The Company has offered not to contest the seizure of the assets in exchange for the termination of its obligations under the lease. The Company has therefore reduced the carrying value of the manufacturing facility and related assets (Note 3) to a nominal value and intends to contract its future production to another manufacturer.

  Note 1 Summary of Significant Accounting Policies , (contd)

  Revenue Recognition

  The Companys only product is a sulphur-based fungicide used in agriculture. Revenue from the sale of this product is recognized at invoiced amount when realizable and earned. Revenue is generally realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Sales discounts are netted against the related sales.

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

  The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined.

  Note 1 Summary of Significant Accounting Policies, (contd)

  Capital Assets, (contd)

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

  Note 1 Summary of Significant Accounting Policies, (contd)

  Foreign Currency Translation

  The Company translates its foreign currency financial statements (Canadian subsidiaries) from the function currency, Canadian dollars, into the reporting currency, US dollars, using the current rate of exchange method pursuant to the Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation".

  Assets and liabilities denominated in foreign currencies are translated into U.S. dollars, at the rate of exchange prevailing at the balance sheet date. Revenue and expense items are translated at exchange rates prevailing at the time of the transaction. Translation adjustments resulting from this process, if any, are reported separately and are accumulated as other comprehensive income, a component of shareholders equity.

  Foreign currency transactions are transactions denominated in a currency other than the entities functional currency. Foreign currency transactions gains or losses are included in net loss for the year.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on managements best knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from the estimates. Management believes such estimates to be reasonable.

  Basic and Diluted Loss Per Share

  The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. (Diluted loss per share has not been provided for 2002, 2001 and 2000 as it would be anti-dilutive).

  Note 1 Summary of Significant Accounting Policies, (contd)

  Income Taxes

  The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("FAS 109") which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

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
      completion of a feasibility study; or

  ii) the Companys commitment to a plan of action based on the then known facts.

  Financial Instruments

  The carrying value of the Companys financial instruments, consisting of cash and equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturity of such instruments. Amounts outstanding under long-term debt agreements are considered to be carried on the financial statements at their estimated fair values because they accrue interest at rates which generally fluctuate with interest rate trends. Unless otherwise noted, it is managements opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

  Note 2 Prepaid Expenses and Deposits

	2002	2001
Prepaid rent and utilities	$ -	$ 9,588
Prepaid insurance and other	565	877
Prepaid legal fees	-	3,284
Refundable deposit on machinery purchase	-	39,080

	$ 565	$ 52,829

  Note 3 Capital Assets

	2002
			Reduction
		Accumulated	in Carrying	Net Book
	Cost	Amortization	Value	Value
Automobile	$ 13,194	$ 4,422	$ 8,771	$ 1
Equipment	197,940	54,498	143,441	1
Computer equipment	1,555	1,050	504	1
Equipment under capital lease	18,344	9,542	9,801	1

	$ 231,033	$ 68,512	$ 162,517	$ 4

		2001
		Accumulated	Net Book
	Cost	Amortization	Value
Automobile	$ 13,151	$ 1,972	$11,179
Equipment	172,768	38,593	134,175
Computer equipment	1,642	909	733
Equipment under capital lease	18,342	4,076	14,266

	$ 205,903	$ 45,550	$ 160,353

  The Company has reduced the carrying value of the capital assets by $162,517 at September 30, 2002, to a nominal amount, as the assets have been seized by the landlord (Note 1).

  Note 4 Accounts Payable and Accrued Liabilities

	2002	2001
Trade accounts payable	$ 95,399	$ 96,921
Professional fees payable	129,619	64,093

	$ 255,018	$ 161,014

  Note 5 Capital Lease Obligation

  Future minimum lease payments under a capital lease obligation are

2003	$ 6,875
2004	2,292

9,167
Less: amount representing interest	(592)

8,575
Less: current portion	(6,328)

$ 2,247

  Note 6 Long-term Debt

	2002	2001
Bank loan payable with interest at 9.55% per annum, repayable in blended monthly payments of $275 per month, secured by an automobile	$ 3,780	$ 6,615

Loans, payable to shareholders without interest and with no specific repayment terms (effective November, 2002 the loans are payable within 13 months of demand and bear interest at prime plus 1% per annum). These loans represent cash advances used for the purpose of construction of the plant and for working capital. Loans in the amount of $195,499 are secured by a general security agreement over the assets of Micron.	418,882	419,493

	422,662	426,108
Less: current portion	(2,988)	(2,766)

	$ 419,674	$ 433,342

  Note 6 Long-term Debt - (contd)

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

  On May 5, 2000, the Company allotted 250,000 common shares to be issued as a finders fee related to the acquisition of Micron (Note 1). These common shares will be issued when the 805332 shareholders exercise their conversion rights and have been valued on the same basis as the 805332 conversion right, at nominal value.

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

  Note 9 Research and Development Costs

  The Companys research and development costs are primarily composed of external engineering consulting fees and are classified as consulting fees in these financial statements. The amount of research and development consulting fees incurred were $Nil, $53,325 and $27,356 for the years ended September 30, 2002, 2001 and 2000 respectively. During the year ended September 30, 2002 the Company received government grants of

  Note 9 Research and Development Costs (contd)

  Nil (2001:  $25,259; 2000:  $Nil) relating to these expenditures, which were recorded as a reduction of consulting fees.

  During the year ended September 30, 2002 the Company recorded investment tax credits receivable from the Government of Canada amounting to $86,920 (2001:  $85,410; 2000:  $41,423). $Nil (2001:  $13,841; 2000:  $10,136) which were deducted from the cost of the related capital asset purchases and $44,428 (2001:  $71,569; 2000:  $31,287) were deducted from the cost of the related expenses. Subsequent to September 30, 2002, the investment tax credit of $86,920 was received by the Company.

  Note 10 Deferred Tax Assets

  The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  The following table summarizes the significant components of the Companys deferred tax assets:

Deferred Tax Assets
Net operating loss carryforward	$652,000

Gross deferred tax assets	$ 187,480
Valuation allowance for deferred tax asset	(187,480)

$ -

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

  The statutory tax rates applicable to the Companys manufacturing and sale of operations in Canada are:

  Taxable income up to $127,000 18%

  Taxable income greater than $127,000 29%

  The statutory tax rates applicable to the Companys manufacturing and sale of operations in the US are:

  Taxable income up to $50,000 15%

  Taxable income greater than $50,000 up to $75,000 25%

  Taxable income greater than $75,000 up to $100,000 34%

  Taxable income greater than $100,000 up to $335,000 39%

  Note 12 Related Party Transactions , Note 6

  During the years ended September 30, 2002, 2001 and 2000, the Company incurred the following expenses charged by companies with common directors and with directors of the Company:

	2002	2001	2000
Interest on long-term debt related to principal shareholder loans	$ -	$ 4,718	$ 4,279

Management fees paid to a company with a common director	14,705	18,079	6,736

Consulting fees paid to a director	1,540	17,500	7,500

	$ 16,245	$ 40,296	$ 18,515

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

  Note 14 Contingencies and Commitments

  The Company entered into a premises lease agreement with Finnie Holdings Ltd. ("Finnie") on March 1, 2000, pursuant to which the Company will be required to pay $31,676 to Finnie if it does not comply with all the covenants, conditions and obligations of the lease. Finnie will waive payment of the $31,676 at the end of the lease if the Company complies with all the covenants, conditions and obligations of the lease. The initial lease term was for one year and the lease is renewable on a year-to-year basis until February 28, 2010. The Company did not maintain all its obligations under the lease throughout 2002 and Finnie seized the Companys capital assets in November 2002. The Company has offered not to contest the seizure of the assets in exchange for the termination of its obligations under the lease.

  Orders to cease operations for environmental contamination were issued in 2001 for the premises the Company operates from by Alberta Environment and the Town of Crossfield.

  The Alberta Environment order related to the operations of a previous tenant and it was expected that all costs relating to remedial work will be borne by Finnie. The order from the Town of Crossfield related to the Companys operations. The remedial work was completed prior to the year, end but the required documentation and inspections have not been completed.