Form 10KSB/A
period 2002-09-30
MPAC CORP
filed 2003-07-29
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3 to

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

As of June 30, 2003 the registrants outstanding common stock consisted of 8,291,518 shares.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Page

PART I

Item 1: Description of Business 3

Item 2: Description of Property 10

Item 3: Legal Proceedings 10

Item 4: Submission of Matters to a Vote of Security Holders 10

PART II

Item 5: Market for Common Equity and Related Stockholder Matters 11

Item 6: Management's Discussion and Analysis 12

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

Item 10: Executive Compensation 16

Item 11: Security Ownership of Certain Beneficial Owners 16

Item 12: Certain Relationships and Related Transactions 18

Item 13: Exhibits and Reports on Form 8-K 18

Item 14: Controls and Procedures 19

SIGNATURES

CERTIFICATIONS PURSUANT TO SECTION 302

FINANCIAL STATEMENTS

EXHIBITS

FORM 10-KSB

MPAC CORPORATION

PART I.

ITEM 1.       DESCRIPTION OF BUSINESS

General

We sell a sulfur based fungicide that is used for commercial agriculture purposes. Sales of our product commenced in 2001. Currently, our sulfur based fungicide product is sold primarily to the agriculture industry in California. We are also developing a pellet form sulfur based plant nutrient and a dry flowable sulfur product for commercial agriculture use. Our head office is located at 1302 Arbutus Street, Vancouver, BC.

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

In January of 1999, our 805332 subsidiary successfully acquired the processing plant and machinery and entered into a lease with the landlord of the premises on which the plant was located. Due to financial difficulties caused by the lack of funds to meet ongoing lease obligations, 805332 was placed into receivership by two creditors, John Sprague and Maria de Luz Alves, later in 1999. At the time of the receivership Micron had continued interest in the assets acquired by 805332 and it was agreed in subsequent negotiations with the creditors of 805332 and the shareholders of Micron that the assets of 805332 would be bought from the receiver by Micron and concurrently we would acquire Micron. Negotiations with Micron and its principal shareholders were entered into for the purpose of seeking and agreement whereby our financial resources would be pooled with those of the principals of Micron in order to fund business operations. The shareholders of Micron were Paul Uppal and David Uppal.

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

We are also currently seeking to merge with an operating sulfur mill in order to expand our business. Any merger would likely be by way of a share exchange rather than a cash purchase. Currently we are in early negotiations with a sulfur milling operation in Alberta that has excess capacity in its milling plant. We believe production of our current sulfur products and future products that we are developing together with our purchase orders for 2003 and existing sales channels, would be beneficial to a sulfur milling operation with excess capacity in its production facilities.

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

Sulfur fungicide is generally available in a fine powder or liquid form and appears pale yellow in color with a slight sulfur odor. Sulfur based fungicides typically consist of 90-99% pure elemental sulfur, with the balance comprised of inert materials. Application of the sulfur in its powdered form can be done by crop dusters that can cover a large area relatively quickly. Powdered fungicides are also preferable to the liquid form in hot weather agricultural areas where droplets from the liquid may magnify the effects of the sun and cause burning of plant leaves and stems. Powdered sulfur fungicide products can control a large number of diseases on fruits, vegetables, various flowers and ornamental plants. Powder form elemental sulfur is also an effective pesticide used to control certain plant-damaging pests such as mites.

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

Elemental Plant Nutrient Sulfur (EPNS)

Sulfur deficiency in crops is a relatively recent worldwide phenomenon that is a by-product of several factors. These factors include the intense use of available agricultural land which results in the depletion of naturally occurring sulfur and other nutrients in the soil, which places reliance on fertilizer use to obtain satisfactory crop yields. Also, in the past, sulfur emissions in the atmosphere released as a byproduct of burning fossil fuels such as oil and coal, resulted in sulfur being available to crops in the form of acid rain, which is formed by sulfur emissions attaching to water droplets. As many modern and developing countries move to cleaner use of fossil fuels, sulfur emissions have decreased. These factors have resulted in a combination of high fertilizer dependency as well as increased sulfur availability from the refining of oil and natural gas. As the sulfur content in fertilizers is typically low, most sulfur deficiencies cannot be resolved through fertilizer use alone. Accordingly there exists a need for elemental sulfur as a plant nutrient to complement fertilizer use.

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

The worldwide demand for sulfur is expected to increase as population increases and agricultural land resources decrease. The growth of world population will result in continued increases in the demand for food, while further urbanization will place additional pressure on the amount of arable land available for agricultural production, which has already declined from 1.1 acres per capita in 1965 to 0.6 acres in 2000. In the long-term, growth and profitability in the fertilizer industry are driven by world population growth and rising living standards that create an increasing demand for food. As the availability of arable land for production of food is largely fixed, it is imperative that crop yields are increased through application of high-analysis fertilizers and other agricultural inputs in order to meet this increasing demand. The optimal results from the application of fertilizers requires the presence and availability of the four major nutrients in a satisfactory physical form and at a price that makes their application cost effective.

Plant nutrient sulfur is growing in importance worldwide as food production increases and overall sulfur inputs diminish. Increasing crop production, reduced sulfur dioxide emissions and shifts in fertilizer sources have led to world-wide sulfur deficiencies. Over a twenty-year period, the amount of sulfur used in all fertilizers is estimated at around 10 million tons per year, however, nitrogen consumption has almost doubled during this period from approximately 39 million tons in 1973, to about 75 million tons in 1991. The increased consumption of sulfur free, high-analysis fertilizers is one of the most significant causes of sulfur deficiency.

According to the Sulphur Institute, in 1991 it was estimated that the total annual unrealized world market potential for sulfur as a plant nutrient was 6.4 million tons. The need for sulfur as a plant nutrient has shown steady growth since the 1960s and is expected to continue growing into the 21st century. The world deficit for sulfur as a plant nutrient is estimated to be 12 million tons by 2010.

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

We have historically sourced our sulfur from suppliers located in the Province of Alberta, Canada and the State of Texas. Alberta produces a significant amount of oil and gas and consequently sulfur recovered from the desulfurization of these fossil fuels is abundantly available. There is currently a surplus of raw sulfur in Alberta which is expected to last indefinitely due to the ongoing production of high sulfur or sour gas in the province. This surplus has recently kept the purchase price of sulfur low, yet recent events including geopolitical events have restricted supplies of sulfur from the Middle East and have driven up sulfur prices in North America. It is management's belief that prices will return to the levels of the recent past as sulfur from the Middle East resumes shipment. Texas similarly produces significant sulfur from oil and gas extraction and desulfurization.

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

Item 2.      DESCRIPTION OF PROPERTY.

Offices and Production Facilities

Our executive offices located at 1302 Arbutus Street, Vancouver, BC have been provided by Adam Smith, a Director of the Company free of charge. We believe that our current facilities are adequate and suitable for our current use, which consists primarily of sales and marketing of our products, as well as reviewing opportunities and negotiations with potential partners and merger candidates. We are seeking to acquire new production facilities through a merger with a suitable production partner. Our facilities are adequately insured against perils.

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

As at December 31, 2002, there were 6,400,000 shares of our common stock reserved for issuance pursuant to the right to convert shares of 805332 BC Ltd. for shares of MPAC, granted to two or our directors in connection with the acquisition of Micron. We have also reserved 250,000 shares of our common stock for issuance as a finders fee in connection with the acquisition of Micron, which is payable to third party finder.

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

A reduction in the carrying value of capital assets of $162,517 was recorded for the twelve months ended September 30, 2002 as a result of a consent order entered into with the company's former landlord following his uncontested seizure of our equipment.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2002 totaled $43,769 as compared with the cash and cash equivalents of $47,971 at September 30, 2001.Accounts receivable at September 30, 2002 was $6,676 and an investment tax credit of $86,920 was receivable at that time as well. The Investment tax credits of $86,920 were received in cash in October 2002, subsequent to the September 30, 2002 year-end.

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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amount of investment tax credits, trade accounts receivable, and deferred tax assets. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

The company follows the cost reduction method of accounting for investment tax credits and recognizes the estimated net recoverable amount when reasonable assurance exists as to their collectability.

The company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the company's trade accounts receivable balances. If the company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. To date no customer balance has been unpaid in the timeframe allowed to customers.

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

Recent Accounting Pronouncements

It is the company's policy to adopt all applicable new accounting pronouncements as they are issued, which may be in advance of the effective date of the pronouncement.

In August 2001 the FASB issued SFAS No 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The rules in SFAS No 144 restate and establish guidelines for evaluating the impairment of the company's capital assets and the write downs to be recorded when there has been impairment. The company adopted the requirements of SFAS No 144 when the pronouncement was issued. There was no substantive change in the company's capital assets, results of operations or cash flows on the adoption of this pronouncement.

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

  Pursuant to our bylaws, all directors serve for a term of one year, until they resign or until they are removed by majority vote at a meeting of the stockholders. Officers are elected by MPAC's directors and serve for a term of one year, or until such time as their successor is appointed, until they resign or until they are removed by the directors.

None of the MPAC's directors and officers hold positions with other reporting companies save for Mr. Laidlaw who is a director of Global Net Entertainment Corp. and Otish Mountain Exploration Inc., both publicly listed companies trading on the TSX Venture Exchange in Canada.

The following is a brief summary of the education and business experience of the following:

Adam J.C. Smith, Chief Executive Officer, President and Director: Mr. Smith has over 14 years experience in a variety of corporate finance positions most recently with Groome Capital Advisors of Montreal, Canada. Mr. Smith has been responsible for the acquisition, fundraising, and corporate duties necessary to create MPAC, has acted as an officer and director of a subsidiary of MPAC Corporation since its inception in 1998, and has acted as a Director and Chief executive officer of MPAC since 2000. Mr. Smith is responsible for several aspects of the operations of MPAC including the initiation of product marketing, application for regulatory approvals for the sale of the product, and the Company's research and development projects. Mr. Smith graduated from the University of British Columbia in 1986 receiving a Bachelor of Arts degree in Philosophy.

Paul Uppal, Director and Treasurer: Mr. Uppal has served as Director of MPAC since May 1, 2000. Mr. Uppal has owned and operated a lumber marketing company for over 16 years and has been the Human Resources Manager of Goldwood Industries since 1986. Mr. Uppal is a real estate developer who joined the Real Estate and Sub-Mortgage Brokers Association of British Columbia in 1994. He previously owned and operated a local pub for 16 years, while serving as director of the Neighborhood Pub Owners Association. Mr. Uppal had served on the board of directors of the North Fraser Harbour Commission since 1998. Mr. Uppal was recently appointed to a second term as Chairman of the Board of the North Fraser Port Authority in 1999 that manages the operation of a large port and waterway.

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

Item 10. EXECUTIVE COMPENSATION

The following table provides a summary of the compensation paid to the Chief Executive Officer for the years ended September 30, 2000, September 30, 2001, and September 30, 2002. No executive officer received a total annual salary, bonus and other compensation in excess of $100,000 in those periods. MPAC's Chief Executive Officer has received no compensation other than consulting fees. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned for the 2002 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the MPAC's issued and outstanding common stock owned as of December 31, 2002 by (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) named directors and executive officers; and (iii) all directors and executive offices of MPAC as a group. Unless otherwise indicated in the footnotes below on the table as subject to community property laws, where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock shown as beneficially owned.

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
99.17a 99.17b 99.17c

  United States Environmental Protection Agency Notice of Pesticide Registration

  California Department of Pesticide Regulation Certificate of Registration

  California Department of Pesticide Regulation Product Label

Incorporated by reference to Exhibits 99.17a, 99.17b and 99.17c of the Form 10-SB.

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

  Signatures

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2003.

  MPAC Corporation

  By: /s/ Adam Smith

  Adam Smith, President

  In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on July 29, 2003.

Signature	Title	Date

_/s/ Adam Smith__________ Adam Smith	President, Director and Principal Executive Officer	July 29, 2003

_/s/ Michael Laidlaw______ Michael Laidlaw	Director and Principal Accounting Officer	July 29, 2003

_/s/ Paul Uppal__________ Paul Uppal	Director	July 29, 2003

_/s/ David R. Uppal__________ David R. Uppal	Director	July 29, 2003

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

  Date: July 29, 2003

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

  Date: July 29, 2003

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

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. . The statements of cash flow shave been restated as outlined in Note 15.

Vancouver Canada	/s/ Amisano Hanson
March 26, 2003	Chartered Accountants

  MPAC CORPORATION

  CONSOLIDATED BALANCE SHEETS

  September 30, 2002 and 2001

  (Stated in US Dollars)

ASSETS	2002	2001
Current
Cash and cash equivalents	$ 43,769	$ 47,971
Accounts receivable	6,676	29,771
Investment tax credits receivable, Note 9	86,920	85,410
Inventory	-	15,071
Prepaid expenses and deposits, Note 2	565	52,829

	137,930	231,052
Capital assets, Note 3	4	160,353

	$ 137,934	$ 391,405

LIABILITIES
Current
Accounts payable and accrued liabilities, Note 4	$ 225,018	$ 161,014
Deferred government grant	-	6,335
Current portion of capital lease obligation, Note 5	6,328	5,859
Current portion of long-term debt, Note 6	2,988	2,766
Demand loans, Note 7	125,099	90,230

	359,433	266,204
Capital lease obligations , Note 5	2,247	8,731
Long-term debt , Note 6	419,674	423,342

	781,354	689,277

STOCKHOLDERS DEFICIENCY
Stockholders Equity
Common stock, unlimited number of authorized shares with no par value:
8,291,518 (2001: 7,906,667) shares issued and outstanding	8,291	7,906
Additional paid-in capital	605,854	413,108
Shares allotted	4,370	97,501
Accumulated deficit	(1,261,935)	(825,387)

Total stockholders deficiency	(643,420)	(306,872)

	$ 137,934	$ 391,405

  Going Concern , Note 1

  Contingencies and Commitments, Notes 5, 6, 8 and 14

  Subsequent Event, Notes 6 and 9
APPROVED BY THE BOARD:

/s/ Adam Smith , Director	/s/ Michael M.D. Laidlaw , Director

  MPAC CORPORATION

  CONSOLIDATED STATEMENTS OF LOSS

  for the years ended September 30, 2002, 2001 and 2000

  (Stated in US Dollars)

	2002	2001	2000

Sales of product	$ 405,891	$ 194,427	$ -

Cost of goods sold	415,882	139,220	-

Gross profit (loss)	(9,991)	55,207	-

Other Income
Interest income	1,921	661	441
Other income	22,984	-	27,557
Foreign exchange gain (loss)	393	(557)	4,437

	25,298	104	32,435

Expenses
Accounting	21,812	21,620	4,926
Amortization	22,961	34,938	12,583
Automobile	805	2,474	3,861
Consulting fees , Note 12	1,540	95,587	124,947
Courier	357	726	2,258
Equipment rental	(6,172)	1,648	8,038
General and administrative	2,010	5,212	4,600
Insurance	2,128	5,726	5,026
Interest and bank charges , Note 12	2,182	2,049	2,144
Interest on long-term debt	31,706	12,610	11,751
Legal	56,011	45,825	48,788
Management fees , Note 12	14,705	18,079	6,736
Meals and entertainment	163	1,302	-
Professional fees	57,894	1,795	4,623
Reduction in carrying value of capital assets , Note 3	162,517	-	-
Rent and property taxes	54,804	21,375	51,728
Repairs and maintenance	-	5,446	256
Supplies and tools	12,216	3,544	3,378
Telephone and utilities	7,204	14,656	7,868
Transfer agent	967	2,590	-
Travel	2,554	19,257	1,291
Wages	3,491	19,958	-

	451,855	336,417	304,802

Net loss for the year	$(436,548)	$(281,106)	$(272,367)

Basic and diluted loss per share	$(0.05)	$ (0.04)	$ (0.04)

Weighed average number of shares outstanding	8,099,092	7,729,188	7,351,667

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

  Contd.

  MPAC CORPORATION Continued

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  September 30, 2002

  (Stated in US Dollars)

	2002	2001	2000

Increase (decrease) in cash and cash equivalents	(4,202)	4,123	43,848

Cash and cash equivalents, beginning of year	47,971	43,848	-

Cash and cash equivalents, end of year	$ 43,769	$ 47,971	$ 43,848

Non-cash Transactions:
Shares allotted for interest payment	$ -	$(9,008)	$(11,751)
Shares allotted for long-term debt payment	$ -	$(49,735)	$ 11,751
Shares allotted for payment of consulting fee	$ -	$(34,388)	$ -
Capital assets	$ -	$ (4,370)	$ -
Shares allotted for future issues , Note 8	$ -	$ 97,501	$ -

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 1,613	$ 1,464	$ -

Income taxes	$ -	$ -	$ -

  MPAC CORPORATION

  CONSOLIDATED STATEMENT OF

  STOCKHOLDERS DEFICIENCY

  for the years ended September 30, 2000 to September 30, 2002

  (Stated in US Dollars)

			Additional
	Common Stock		Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Allotted	Deficit	Total
Balance, September 30, 1999	7,176,667	$ 7,176	$ 48,838	$ -	$(271,914)	$(215,900)
Issued for cash , at $0.50	350,000	350	174,650	-	-	175,000
Net loss for the year ended September 30, 2000	-	-	-	-	(272,367)	(272,367)

Balance, September 30, 2000	7,526,667	7,526	223,488	-	(544,281)	(313,267)
Issued for cash , at $0.50	380,000	380	189,620	-	-	190,000
Pursuant to an acquisition agreement	-	-	-	4,370	-	4,370
Pursuant to a consulting agreement	-	-	-	34,388	-	34,388
Pursuant to a debt settlement agreement	-	-	-	58,743	-	58,743
Net loss for the year ended September 30, 2001	-	-	-	-	(281,106)	(281,106)

Balance, September 30, 2001	7,906,667	7,906	413,108	97,501	(825,387)	(306,872)
Issued for cash, at $0.50	200,000	200	99,800	-	-	100,000
Pursuant to a consulting agreement	70,000	70	34,318	(34,388)	-	-
Pursuant to a debt settlement agreement	114,851	115	58,628	(58,743)	-	-
Net loss for the year ended September 30, 2002	-	-	-	-	(436,548)	(436,548)

Balance, September 30, 2002	8,291,518	$ 8,291	$605,854	$ 4,370	$(1,261,935)	$(643,420)

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

  Note 1 Summary of Significant Accounting Policies (cont'd)

  Operations and Basis of Consolidation (cont'd)

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

  The Company conducted its operations from the manufacturing facility located in leased premises in Crossfield, Alberta until the conclusion of the 2001 production season when it received orders to cease operations for environmental reasons (Note 14). The Company completed the remedial work required under the orders but the lifting of the orders was not done in time for the commencement of production in March 2002. The Company therefore contracted all of its production during 2002 to another manufacturer. The Company did not maintain its obligations under the lease throughout 2002 and the landlord therefore seized the Company's capital assets in November 2002. The Company has offered not to contest the seizure of the assets in exchange for the termination of its obligations under the lease. The Company has therefore reduced the carrying value of the manufacturing facility and related assets (Note 3) to a nominal value and intends to contract its future production to another manufacturer.

  Note 1 Summary of Significant Accounting Policies (cont'd)

  Revenue Recognition

  The Company's only product is a sulphur-based fungicide used in agriculture. Revenue from the sale of this product is recognized at invoiced amount when realizable and earned. Revenue is generally realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Sales discounts are netted against the related sales.

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

  Note 1 Summary of Significant Accounting Policies (cont'd)

  Capital Assets (cont'd)

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

  Note 1 Summary of Significant Accounting Policies (cont'd)

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

  Note 1 Summary of Significant Accounting Policies (cont'd)

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
      completion of a feasibility study; or

  ii) the Company's commitment to a plan of action based on the then known facts.

  Financial Instruments

  The carrying value of the Company's financial instruments, consisting of cash and equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturity of such instruments. Amounts outstanding under long-term debt agreements are considered to be carried on the financial statements at their estimated fair values because they accrue interest at rates which generally fluctuate with interest rate trends. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

  Note 2 Prepaid Expenses and Deposits

	2002	2001
Prepaid rent and utilities	$ -	$ 9,588
Prepaid insurance and other	565	877
Prepaid legal fees	-	3,284
Refundable deposit on machinery purchase	-	39,080

	$ 565	$ 52,829

  Note 3 Capital Assets

	2002
			Reduction
		Accumulated	in Carrying	Net Book
	Cost	Amortization	Value	Value
Automobile	$13,194	$4,422	$8,771	$1
Equipment	197,940	54,498	143,441	1
Computer equipment	1,555	1,050	504	1
Equipment under capital lease	18,344	9,542	9,801	1

	$231,033	$68,512	$162,517	$4

		2001
		Accumulated	Net Book
	Cost	Amortization	Value
Automobile	$13,151	$ 1,972	$11,179
Equipment	172,768	38,593	134,175
Computer equipment	1,642	909	733
Equipment under capital lease	18,342	4,076	14,266

	$205,903	$45,550	$160,353

  The Company has reduced the carrying value of the capital assets by $162,517 at September 30, 2002, to a nominal amount, as the assets have been seized by the landlord (Note 1).

  Note 4 Accounts Payable and Accrued Liabilities

	2002	2001
Trade accounts payable	$ 95,399	$ 96,921
Professional fees payable	129,619	64,093

	$ 255,018	$161,014

  Note 5 Capital Lease Obligation

  Future minimum lease payments under a capital lease obligation are

2003	$ 6,875
2004	2,292

9,167
Less: amount representing interest	(592)

8,575
Less: current portion	(6,328)

$ 2,247

  These leases are currently in default, which enables the lessor to repossess the leased assets. The assets were seized by the lessor in November 2002. There were no additional default payments to be made.

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

  Note 6 Long-term Debt - (cont'd)

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

  Note 9 Research and Development Costs

  The Company's research and development costs are primarily composed of external engineering consulting fees and are classified as consulting fees in these financial statements. The amount of research and development consulting fees incurred were $Nil, $53,325 and $27,356 for the years ended September 30, 2002, 2001 and 2000 respectively. During the year ended September 30, 2002 the Company received government grants of

  Note 9 Research and Development Costs - (cont'd)

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

  The following table summarizes the significant components of the Company's deferred tax assets:

Deferred Tax Assets
Net operating loss carryforward	$ 652,000

Gross deferred tax assets	$ 187,480
Valuation allowance for deferred tax asset	(187,480)

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

  The statutory tax rates applicable to the Company's manufacturing and sale of operations in Canada are:

  Taxable income up to $127,000 18%

  Taxable income greater than $127,000 29%

  The statutory tax rates applicable to the Company's manufacturing and sale of operations in the US are:

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

  Note 15 Restatement of Cash Flows

  The Statements of cash flows have been restated in accordance with Statement of Financial Accounting Standard No. 95 "Statement of Cash Flows" ("FAS 95"), as follows:

	2002	2001	2000
Net cash used in Operating Activities
As previously stated	$(63,035)	$(314,949)	$(175,554)
Reallocation of increase in demand loans to financing activities	(34,869)	(7,882)

As restated	$(97,904)	$(322,831)	$(175,554)

Net cash used in Investing Activity
As previously stated	$-	$(48,427)	$(78,053)
Purchase equipment	(25,130)	-	-

As restated	$(25,130)	$(48,427)	$(78,053)

Net cash provided by Financing Activities
As previously stated	$58,833	$(48,427)	$(78,053)
Reallocation of increase in demand loans	34,869	7,882	-
Repayment of long-term debt	25,130	-	-

As restated	$118,832	$375,381	$297,455