Form 10QSB/A
period 2003-03-31
MPAC CORP
filed 2003-07-30
CIK 1079222

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB/A

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

July 29, 2003

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

PART II - Other Information

SIGNATURES

Certification By Principal Executive Officer

 Certification By Principal Financial Officer

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

MPAC Corporation

(A Development Stage Company)

Interim Financial Statements

March 31, 2003

(Stated in US Dollars)

(Unaudited)

 MPAC CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2003 and September 30, 2002

(Stated in US Dollars)

(Unaudited)

	(Unaudited)	(Audited)
	March 31,	September 30,
ASSETS	2003	2002
Current
Cash and cash equivalents	$ 24,066	$ 43,769
Accounts receivable	523	6,676
Investment tax credits receivable	-	86,920
Prepaid expenses and deposits	610	565

	25,199	137,930
Capital assets	-	4

	$ 25,199	$ 137,934

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 231,069	$ 225,018
Current portion of capital lease obligation - Note 9	-	6,328
Current portion of long-term debt - Note 8	2,404	2,988
Demand loans	130,784	125,099

	364,257	359,433
Capital lease obligation - Note 9	-	2,247
Long-term debt - Note 8	384,234	419,674

	748,491	781,354

STOCKHOLDERS DEFICIENCY
Stockholders Equity , Note 3
Common stock, unlimited number of authorized shares with no par value:
8,291,518 shares issued and outstanding	8,291	8,291
Additional paid-in capital	605,854	605,854
Shares allotted	4,370	4,370
Accumulated deficit	(1,341,807)	(1,261,935)

Total stockholders deficiency	(723,292)	(643,420)

	$ 25,199	$ 137,934

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

(Stated in US Dollars)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Operating Activities
Net loss for the period	$(37,818)	$(65,260)	$(79,872)	$(120,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization	-	7,566	-	15,200
Investment tax credits	-	-	86,920	-
Consulting, interest and other non-cash items	2,897	(387)	5,685	36,455
Changes in non-cash working capital balances consist of:
Decrease (increase) in accounts receivable	6,373	(5,272)	6,153	(4,784)
Decrease (increase) in prepaid expenses and deposits	(42)	3,174	(45)	3,460
Decrease in inventory	-	15,071	-	15,071
Decrease in accounts payable and accrued liabilities	36,619	31,638	6,055	3,545

Net cash provided by (used in) operating activities	8,029	(13,470)	24,896	(51,278)

Financing Activities
Long-term debt repayment	(6,702)	(1,451)	(44,599)	(7,343)
Issue of common shares for cash	-	-	-	50,000

Net cash provided by (used in) financing activities	(6,702)	(1,451)	(44,599)	42,657

Decrease (increase) in cash and cash equivalents	1,327	(14,921)	(19,703)	(8,621)

Cash and cash equivalents, beginning of period	22,739	54,271	43,769	47,971

Cash and cash equivalents, end of period	$ 24,066	$ 39,350	$ 24,066	$ 39,350

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ 453	$ -	$ 1,052

Income taxes	$ -	$ -	$ -	$ -

MPAC CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF

SHAREHOLDERS EQUITY (CAPITAL DEFICIENCY)

for the year ended September 30, 2002 and for the period ended March 31, 2003

(Stated in US Dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Allotted	Deficit	Total
Balance, September 30, 2001	7,906,667	7,906	413,108	97,501	(825,387)	(306,872)
Issued for cash , at $0.50	200,000	200	99,800	-	-	100,000
Pursuant to a consulting agreement	70,000	70	34,318	(34,388)	-	-
Pursuant to a debt settlement agreement	114,851	115	58,628	(58,743)	-	-
Net loss for the year ended September 30, 2002	-	-	-	-	(436,548)	(436,548)

Balance, September 30, 2002	8,291,518	8,291	605,854	4,370	(1,261,935)	(643,420)
Net loss for the period ended March 31, 2003	-	-	-	-	(79,872)	(79,872)

Balance, March 31, 2003	8,291,518	$ 8,291	$ 605,854	$ 4,370	$(1,341,807)	$(723,292)

MPAC CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's September 30, 2002 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's September 30, 2002 annual financial statements.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2003, the Company has a working capital deficiency of $339,057 and has accumulated losses of $1,341,807 since inception. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Due to the seasonality of product sales in the sulphur-based fungicide market, the Company had no sales for the three and six-month periods ended March 31, 2003. The Company has no plans to conduct any sales during 2003, but will reassess options in 2004.

Note 3 Principal of Consolidation

These interim consolidated financial statements include the accounts of MPAC Corporation and its wholly-owned subsidiary, 805332 Alberta Ltd. ("805332") and its 99.99% owned subsidiary company, Micron Milling & Packaging Ltd. ("Micron"). All inter-company transactions have been eliminated.

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

Note 4 Common Stock (cont'd)

Commitments (cont'd)

On May 5, 2000, the Company allotted 250,000 common shares to be issued as a finders fee related to the acquisition of Micron. These common shares will be issued when the 805332 shareholders exercise their conversion rights and have been valued on the same basis as the 805332 conversion right at nominal value.

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

Note 8 Long-Term Debt

Bank loan payable with interest at 9.55% per annum, repayable in blended monthly payments of $275 per month, secured by an automobile	$ 2,404	$ 2,988

Loans, payable to shareholders without interest and with no specific repayment terms (effective November, 2002 the loans are payable within 13 months of demand and bear interest at prime plus 1% per annum). These loans represent cash advances used for the purpose of construction of the plant and for working capital. Loans in the amount of $195,499 are secured by a general security agreement over the assets of Micron.	384,234	419,674

	386,638	422,662
Less: current portion	(2,404)	(2,988)

	$ 384,234	$419,674

The shareholders have indicated that they do not intend to request repayments of these loans within the next twelve months.

Note 9 Capital Lease Obligation

Capital lease obligations were satisfied through the seizure of the related capital assets. There are no additional liabilities in respect to default provisions of the lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at March 31, 2003, the Company has a working capital deficiency of $339,058 and a capital deficiency of $723,292. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

Progress Report from January 1, 2003 to March 31, 2003

Due to the seasonally of product sales and the Company's decision not to proceed with sales this season the Company had no sales for the Quarter ending March 31, 2003.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8K

(a) Exhibits

99.1 Certification of Adam Smith, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and Certification of Michael Laidlaw, Director (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

There were no Forms 8-K filed during the period of this report.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2003 MPAC Corporation

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

Chief Financial Officer