Form 10QSB/A
period 2003-03-31
MPAC CORP
filed 2003-08-07
CIK 1079222

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

August 5, 2003

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

MPAC Corporation

(A Development Stage Company)

Interim Financial Statements

December 31, 2002

(Unaudited)

MPAC CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Stated in US Dollars)

(Unaudited)

MPAC CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2002 and September 30, 2002

(Stated in US Dollars)

(Unaudited)

	(Unaudited)	(Audited)
	December 31,	September 30,
ASSETS	2002	2002
Current
Cash and cash equivalents	$ 22,739	$ 43,769
Accounts receivable	6,896	6,676
Investment tax credits receivable	-	86,920
Prepaid expenses and deposits	568	565

	30,203	137,930
Capital assets	4	4

	$ 30,207	$137,934

LIABILITIES
Current
Accounts payable and accrued liabilities	$194,453	$225,018
Current portion of capital lease obligation - Note 9	6,454	6,328
Current portion of long-term debt - Note 8	3,047	2,988
Demand loans	127,887	125,099

	331,841	359,433
Capital lease obligation - Note 9	566	2,247
Long-term debt - Note 8	383,274	419,674

	715,681	781,354

STOCKHOLDERS' DEFICIENCY
Stockholders' Equity - Note 3
Common stock, unlimited number of authorized shares with no par value:
8,291,518 shares issued and outstanding	8,291	8,291
Additional paid-in capital	605,854	605,854
Shares allotted	4,370	4,370
Accumulated deficit	(1,303,989)	(1,261,935)

Total stockholders' deficiency	(685,474)	(643,420)

	$ 30,207	$137,934

MPAC CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

for the three months ended December 31, 2002 and 2001

(Stated in US Dollars)

(Unaudited)

	2002	2001
Other Income
Interest income	$ 1,362	$ 128
Other income	-	16,758

	1,362	16,886

Expenses
Amortization	-	7,634
Courier	-	61
Foreign exchange	354	200
General and administrative	7,527	1,114
Insurance	-	285
Interest and bank charges	422	599
Interest on long-term debt	2,788	23,349
Legal	8,478	10,599
Management fees	18,127	7,486
Professional fees	-	2,604
Rent and property taxes	2,306	12,864
Supplies and tools	-	149
Telephone and utilities	77	4,384
Travel	2,971	-
Wages	366	523

	43,416	71,851

Net loss	(42,054)	(54,965)

Deficit, beginning of period	(1,261,935)	(825,387)

Deficit, end of period	$(1,303,989)	$(880,352)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	8,099,092	7,754,188

MPAC CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2002 and 2001

(Stated in US Dollars)

(Unaudited)

	2002	2001
Operating Activities
Net loss for the period	$(42,054)	$(54,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization	-	7,634
Investment tax credits	86,920	767
Consulting, interest and other non-cash items	2,788	32,912
Changes in non-cash working capital balances consist of:
Decrease (increase) in accounts receivable	(220)	488
Decrease (increase) in prepaid expenses and deposits	(3)	286
Decrease in accounts payable and accrued liabilities	(30,565)	(28,093)

Net cash provided by (used in) operating activities	16,866	(40,971)

Financing Activities
Long-term debt repayment	(40,684)	(29,241)
Increase in demand loan	2,788	26,512
Issue of common shares for cash	-	50,000

Net cash provided by (used in) financing activities	(37,896)	47,271

Decrease (increase) in cash and cash equivalents	(21,030)	6,300

Cash and cash equivalents, beginning of period	43,769	47,971

Cash and cash equivalents, end of period	$ 22,739	$ 54,271

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

MPAC CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF

SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)

for the year ended September 30, 2002 and for the period ended December 31, 2002

(Stated in US Dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Allotted	Deficit	Total
Balance, September 30, 2001	7,906,667	7,906	413,108	97,501	(825,387)	(306,872)
Issued for cash - at $0.50	200,000	200	99,800	-	-	100,000
Pursuant to a consulting agreement	70,000	70	34,318	(34,388)	-	-
Pursuant to a debt settlement agreement	114,851	115	58,628	(58,743)	-	-
Net loss for the year ended September 30, 2002	-	-	-	-	(436,548)	(436,548)

Balance, September 30, 2002	8,291,518	$ 8,291	$605,854	$ 4,370	$(1,261,935)	$(643,420)
Net loss for the period ended December 31, 2002	-	-	-	-	(42,054)	(42,054)

Balance, December 31, 2002	8,291,518	$ 8,291	$605,854	$ 4,370	$(1,303,989)	$(685,474)

MPAC CORPORATION

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's September 30, 2002 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's September 30, 2002 annual financial statements.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2002, the Company has a working capital deficiency of $301,638 and has accumulated losses of $1,303,989 since inception. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. Due to the seasonality of product sales in the sulphur-based fungicide market, the Company had no sales for the three month periods ended December 31, 2002 and 2001.

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

Note 4 Common Stock - (cont'd)

Commitments - (cont'd)

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

Note 8 Long-Term Debt

Bank loan payable with interest at 9.55% per annum, repayable in blended monthly payments of $275 per month, secured by an automobile	$ 3,047	$ 2,988

Loans, payable to shareholders without interest and with no specific repayment terms (effective November, 2002 the loans are payable within 13 months of demand and bear interest at prime plus 1% per annum). These loans represent cash advances used for the purpose of construction of the plant and for working capital. Loans in the amount of $195,499 are secured by a general security agreement over the assets of Micron.	383,274	419,674

	386,321	422,662
Less: current portion	(3,047)	(2,988)

	$ 383,274	$419,674

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

Results of operations for the three months ended December 31, 2002 ("2002") compared to the three months ended December 31, 2001 ("2001").

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

Dated: August 5, 2003 MPAC Corporation

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 5, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 5, 2003

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