Form 10QSB
period 2003-06-30
MPAC CORP
filed 2003-09-12
CIK 1079222

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

September 1, 2003

Common - 8,291,518 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format	Yes	No	X

INDEX

Part I - Financial Information

Item 1. Financial Statements Page

Balance Sheets

Interim Consolidated Statements Of Loss And Deficit

Statements of Cash Flows

Statement Of Shareholders' Equity

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

MPAC Corporation

(A Development Stage Company)

Interim Financial Statements

June 30, 2003

(Unaudited)

MPAC CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Stated in US Dollars)

(Unaudited)

MPAC CORPORATION

INTERIM CONSOLIDATED BALANCE SHEETS

June 30, 2003 and September 30, 2002

(Stated in US Dollars)

(Unaudited)

	(Unaudited)	(Audited)
	June 30,	September 30,
ASSETS	2003	2002
Current
Cash and cash equivalents	$ 21,917	$ 43,769
Accounts receivable	2,159	6,676
Investment tax credits receivable	-	86,920
Prepaid expenses and deposits	665	565

	24,741	137,930
Capital assets	-	4

	$ 24,741	$ 137,934

LIABILITIES
Current
Accounts payable and accrued liabilities	$265,681	$225,018
Current portion of capital lease obligation - Note 9	-	6,328
Current portion of long-term debt - Note 8	1,751	2,988
Demand loans	133,913	125,099

	401,345	359,433
Capital lease obligation - Note 9	-	2,247
Long-term debt - Note 8	387,094	419,674

	788,439	781,354

STOCKHOLDERS' DEFICIENCY
Stockholders' Equity - Note 3
Common stock, unlimited number of authorized shares with no par value:
8,291,518 shares issued and outstanding	8,291	8,291
Additional paid-in capital	605,854	605,854
Shares allotted	4,370	4,370
Accumulated deficit	(1,382,213)	(1,261,935)

Total stockholders' deficiency	(763,698)	(643,420)

	$24,741	$137,934

APPROVED BY THE BOARD

______________________________________Director

______________________________________Director

MPAC CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

for the three and nine months ended June 30, 2003 and 2002

(Stated in US Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2003	2002	2003	2002
OTHER INCOME
Sales	$ -	$ 364,175	$ -	$ 396,766
Interest income	-	-	1,362	151
Other income	2,830	-	2,830	22,984

	2,830	364,175	4,192	419,901

COST OF GOODS SOLD	-	176,123	-	189,917
EXPENSES
Accounting	13,226	-	26,471	14,614
Amortization	-	7,761	-	22,961
Automobile	-	-	-	13
Courier	-	80,485	-	81,323
Foreign exchange	12,760	3,899	21,434	5,243
General and administrative	1,397	906	10,740	6,715
Insurance	-	2,382	-	2,919
Interest and bank charges	109	561	720	1,613
Interest on long-term debt	3,128	2,815	8,813	28,907
Legal	7,330	5,925	19,825	37,105
Management fee	3,295	7,588	26,180	15,041
Meals and entertainment	-	55	-	163
Professional fees	-	47,156	213	57,535
Rent and property taxes	1,991	1,956	6,509	29,599
Supplies and tools	-	-	-	9,302
Telephone and utilities	-	959	228	6,100
Transfer agent	-	(515)	-	501
Travel	-	-	2,971	2,554
Wages	-	714	366	2,596

	43,236	162,647	124,470	324,804

OPERAING INCOME (LOSS)	(40,406)	25,405	(120,278)	(94,820)
REDUCTION IN CARRYING VALUE OF
CAPITAL ASSETS	-	(127,866)	-	(127,866)

NET LOSS	(40,406)	(102,461)	(120,278)	(222,686)

DEFICIT, Beginning of Period	(1,341,807)	(945,612)	(1,261,935)	(825,387)

DEFICIT, End of Period	$(1,382,213)	$ (1,048,073)	$(1,382,213)	$(1,048,073)

Weighted Average Number of Shares	8,099,092	7,779,188	8,099,092	7,779,188
Loss Per Share	$ (0.005)	$ (0.01)	$ (0.01)	$ (0.03)

MPAC CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three and six months ended June 30, 2003 and 2002

(Stated in US Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2003	2002	2003	2002
Cash Flows From (Used For) Operating Activities
Cash received from customers	$ 1,194	$ 259,687	$ 7,347	$ 304,143
Cash paid to suppliers and employees	(4,858)	(264,340)	(74,052)	(359,326)
Interest received	-	-	1,362	151
Interest paid on capital lease obligation	-	(265)	(192)	(884)
Interest paid on long-term debt	(55)	(118)	(209)	(398)

	(3,719)	(5,036)	(65,744)	(56,314)

Cash Flows From Investing Activities
Investment tax credits	-	-	86,920	-

Cash Flows From Financing Activities
Long-term debt (repayment)	1,570	(4,314)	(43,028)	(11,657)
Issue of common shares for cash	-	50,000	-	100,000

	1,570	45,686	(43,028)	88,343

(Decrease) Increase in Cash and Cash Equivalent	(2,149)	40,650	(21,852)	32,029

Cash and Cash Equivalents, Beginning of period	24,066	39,350	43,769	47,971

Cash and Cash Equivalents, End of Period	$ 21,917	$ 80,000	$ 21,917	$ 80,000

MPAC CORPORATION

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three and six months ended June 30, 2003 and 2002

(Stated in US Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2003	2002	2003	2002
Cash Flows From (Used For) Operating Activities
Net loss	$ (40,406)	$ (102,461)	$(120,278)	$(222,686)
Adjustments to reconcile net loss to net cash used in
Operating activities
Amortization	-	7,761	-	22,961
Reduction in carry value of capital assets	-	127,866	-	127,866
Investment tax credits	-	39,492	-	40,334
Consulting, interest and other non-cash items	(5,045)	2,816	640	38,429

	(45,451)	75,474	(119,638)	6,904

Change in operating assets and liabilities
Decrease (increase) in accounts receivable	(1,636)	(104,488)	4,517	(109,272)
Decrease in inventory	-	-	-	15,071
Decrease (increase) in prepaid expenses and deposits	(55)	(3,298)	(100)	162
Increase in accounts payable and accrued liabilities	43,423	27,276	49,477	30,821

	$ (3,719)	$ (5,036)	$ (65,744)	$ (56,314)

MPAC CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)

(Stated in US Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2003	2002	2003	2002
SHARE CAPITAL (Note 10)
Common shares
Issued and fully paid
Balance, beginning of period	$614,145	$ 471,014	$614,145	$421,014
Issued for cash	-	50,000	-	100,000

Balance, end of period	614,145	521,014	614,145	521,014

Allotted for future issues
Issuable on exercise of share conversion rights
Balance, beginning and end of period	4,370	38,758	4,370	38,758

Issued subsequent to year end
Balance, beginning and end of period	-	58,743	-	58,743

	618,515	618,515	618,515	618,515

DEFICIT
Balance, beginning of period	(1,341,807)	(945,612)	(1,261,935)	(825,387)
Net loss	(40,406)	(102,461)	(120,278)	(222,686)

Balance, end of period	(1,382,213)	(1,048,073)	(1,382,213)	(1,048,073)

CAPITAL DEFICIENCY, End of Period	$(763,698)	$(429,558)	$(763,698)	$ (429,558)

MPAC CORPORATION

Notes to Consolidated Financial Statements

June 30, 2003

(Expressed in U.S. Dollars)

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

Note 2 Operations and Going Concern

These consolidated financial statements have been prepared on the going concern basis, which presumes that the company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The company has a working capital deficiency of $376,604 and a capital deficiency of $763,698 at June 30, 2003 and requires additional capital in order to remain a going concern. The continuation of the company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The company intends to obtain additional capital primarily through the issue of shares and debt. The Company has no plans to conduct any sales during 2003, but will reassess options in 2004.

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

Note 8 Long-Term Debt

2003 2002

Bank loan payable with interest at 9.55% per annum,

repayable in blended monthly payments of $275 per

month, secured by an automobile $ 1,751 $ 2,988

Loans, payable to shareholders without interest and with

no specific repayment terms. These loans represent cash

advances used for the purpose of construction of the plant

and for working capital. Loans in the amount of $185,941

are secured by a general security agreement over the

assets of the company. The shareholders have indicated that 387,094 419,674 they do not intended to request repayments of these loans

within the next year. 388,845 415,754

Less current portion (1,751) (2,934)

$ 387,094 $ 412,820

Principal repayment of long term debt during the next fiscal year is expected to be $1,751.

Note 9 Capital Lease Obligation

Capital lease obligations were satisfied through the seizure of the related capital assets. There are no additional liabilities in respect to default provisions of the lease.

Note 10 Share Capital

Authorized

Unlimited number of common shares without par value

Number ofShares Amount

Issued and fully paid

Balance, October 1, 1998 - $ -

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

June 30, 2003 8,291,518 614,145

Allotted for future issues

Issuable on the exercise of share conversion rights (Note 1)

To be issued on conversion of 6,400,000 shares of 805332,

as consideration for the acquisition of Micron 6,400,000 4,205

To be issued as a finder's fee for the

acquisition of Micron 250,000 165

6,650,000 4,370

$ 618,515

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

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at June 30, 2003, the Company has a working capital deficiency of $376,604 and a capital deficiency of $763,698. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

Progress Report from April 1, 2003 to June 30, 2003

Due to the Company's decision not to proceed with sales this season the Company had no sales for the Quarter ending June 30, 2003.

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

Results of operations for the three months ended June 30, 2003 ("2003") compared to the three months ended March 31, 2002 ("2002").

Sales revenues for the three months ended June 30, 2003 were nil as compared to sales of $364,157 for the three months ending June 30, 2002 and nil for the nine months ended June 30, 2003 compared with sales of $396,766 for the nine months ended June 30, 2002. Expenses for the three months ended June 30, 2003 were $43,236 compared with expenses of $162,647 for the three months ended March 31, 2002. For the nine months ended June 30, 2003 expenses were $124,470 compared with expenses of $324,804 for the nine months ended June 30, 2002. The drop represents the elimination of costs related to the maintenance of a production facility. Expenses going forward are expected to remain lower than previous periods.

Net loss for the three months ended June 30, 2003 was $40,406 compared to a net loss of $102,461 for the three months ended June 30, 2002. For the nine months ended June 30, 2003 loss was $120,278 compared with losses of $222,686 for the nine months ended June, 2002.

These decreases in the loss relate to the elimination of costs relating to our own production facilities, lower legal and professional fees and lower management expenses.

Current assets at June 30, 2003 totalled $24,741 as compared with the current assets of $316,790 at September 30, 2003. No inventory was held at June 30, 2003. Due to the lack of sales for the season we are unlikely to have either accounts receivable or inventory for the year.

For the three months and nine months ended June 30, 2003, there were no capital expenditures. Long Term Debt was reduced to $387,094 at March 31, 2003 compared to $412,820 at September 30, 2002 due to a partial repayment of a loan due to a Director of the company.

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

We do not have any material commitments for capital expenditures as of June 30, 2003.

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

Dated: September 10, 2003 MPAC Corporation

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

Date: September 10, 2003

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

Date: September 10, 2003

/s/ Michael Laidlaw

Michael Laidlaw

Chief Financial Officer

EXHIBIT 99.1

 CERTICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of MPAC Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adam Smith, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

EXHIBIT 99.2

 CERTICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPAC Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Laidlaw, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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