Form 10QSB/A
period 2003-06-30
MPAC CORP
filed 2003-09-19
CIK 1079222

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

APPROVED BY THE BOARD

___/s/ Adam Smith______________________Director

___/s/ Michael Laidlaw__________________Director

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

(Stated in US Dollars)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2003	2002	2003	2002
Cash Flows From (Used For) Operating Activities
Net loss	$ 40,406)	$ 102,461)	$(120,278)	$(222,686)
Adjustments to reconcile net loss to net cash used in
Operating activities
Amortization	-	7,761	-	22,961
Reduction in carry value of capital assets	-	127,866	-	127,866
Investment tax credits	-	39,492	-	40,334
Consulting, interest and other non-cash items	(5,045)	2,816	640	38,429

	(45,451)	75,474	(119,638)	6,904

Change in operating assets and liabilities
Decrease (increase) in accounts receivable	(1,636)	(104,488)	4,517	(109,272)
Decrease in inventory	-	-	-	15,071
Decrease (increase) in prepaid expenses and deposits	(55)	(3,298)	(100)	162
Increase in accounts payable and accrued liabilities	43,423	27,276	49,477	30,821

	$ (3,719)	$ (5,036)	$ (65,744)	$ (56,314)

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

Note 8 Long-Term Debt

Bank loan payable with interest at 9.55% per annum, repayable in blended monthly payments of $275 per month, secured by an automobile	$ 1751	$ 2,988

Loans, payable to shareholders without interest and with no specific repayment terms (effective November, 2002 the loans are payable within 13 months of demand and bear interest at prime plus 1% per annum). These loans represent cash advances used for the purpose of construction of the plant and for working capital. Loans in the amount of $185,941 are secured by a general security agreement over the assets of Micron.	387,094	419,674

	388,845	415,754
Less: current portion	(1,751)	(2,934)

	$387,094	$419,674

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

Note 10 Share Capital

Authorized Unlimited number of common shares without par value
Number of Shares	Amount
Issued and fully paid
Balance, October 1, 1998 Issued for cash	-7,176,667	$ - 56,014
Balance, September 30, 1999 Issued for cash	7,176,667 350,000	56,014 175,000
Balance, September 30, 2000 Issued for cash	7,526,667 380,000	231,014 190,000
Balance, September 30, 2001 Issued for cash Issued for consulting services, at the completion of services Issued for payment of debt to a company owned by a director and shareholder	7,906,667 200,000 70,000 114,851	421,014 100,000 34,388 58,743
Balance, September 30, 2002 and June 30, 2003	8,291,518	614,145

Allotted for future issues

Issuable on the exercise of share conversion rights (Note 1)

To be issued on conversion of 6,400,000 shares of 805332,

as consideration for the acquisition of Micron

To be issued as a finder's fee for the acquisition of Micron

	6,400,000 250,000	4,205 165
	6,650,000	4,370
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