Form 10KSB
period 2003-09-30
MPAC CORP
filed 2004-02-18
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

000-49951

(Commission File Number)

MPAC CORPORATION

(Name of small business issuer in its charter)

NEVADA 91-2084507

(State or other jurisdiction) (IRS Employer of incorporation or organization Identification No.)

1302 Arbutus Street, Vancouver, British Columbia, V6J 3W8

(Address of principal executive offices) (Zip Code)

Issuers telephone number: (604)-736-7481

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under section 12(g) of the Exchange Act: Common Stock, $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrants consolidated revenues for its most recent fiscal year were nil.

Based on the closing sales price of the Common Stock on January 1, 2004, the aggregate market value of the voting stock of registrant held by non-affiliates was $502,260. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of September 30, 2003 the registrant's outstanding common stock consisted of 8,291,518 shares.

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

In November of 2002, our milling and packaging plant was seized by the landlord. At that time the plant was inoperative and we determined that there was no economic benefit to contesting the seizure. In 2002 our sulfur products were sold to the California agriculture market under our brand name by using third party sulfur milling and packaging services to produce and package our products in accordance with our specifications. Due to a variety of factors including poor market conditions in California due to weather and a reduction in the amount of wine grapes grown as well as a rise in the price of raw material sulfur, we chose not to attempt to contract productions and supply fungicide during the 2003 season.

Industry Overview

We compete in the plant fungicide and plant nutrient market servicing the commercial agriculture industry. Our niche is the processing, packaging and sale of pure form or elemental sulfur products for agricultural use. In 2002 we outsourced the processing and packaging of our proprietary sulfur products to third party milling facilities and in 2003, for a variety of reasons dealing with production and raw materials costs as well as currency exchange rates, we did not either produce ourselves or outsource production.

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

Sulfur in its elemental form is a commodity and accordingly at the global level is priced based on demand relative to world-wide availability. Pricing of unprocessed elemental sulfur can vary significantly. In 2001, world pricing was approximately $18 per ton compared to $24 in 2000 and $37 in 1999. Current world prices are approximately $55 per ton. Increase in distance to sources of sulfur supply can add to the price of sulfur for the purchaser. However, oil and gas refineries may sell for significantly less than posted commodity trading prices depending on the costs associated with storage and their ability to dispose of the sulfur. Sulfur stockpiles can be a financial burden to refineries and accordingly stockpile holders may realize an economic benefit in paying to have sulfur removed from their sites.

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

We have previously initiated discussions on our product with distributors and purchasers to determine the size of our market and sales expectations. We initially targeted the commencement of sales of our EPNS product in the late fall of 2003, timed to coincide with growers preparing for the spring growing season. However, as a consequence of the seizure of our milling assets, the timing of the release of our EPNS product is dependent on when we can locate a suitable production partner or merger candidate with the necessary resources required to complete the development and implementation of our form of EPNS production. During the past three years, we have spent in excess of $130,000 on the research and development of our proposed EPNS product. We estimate that the commercial release of the EPNS product will require an additional $450,000 for development, retooling, marketing and administrative costs prior to commencing sales of this product.

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

A civil action was commenced in the Supreme Court of British Columbia on February 10, 2003 by D. Bruce Horton, Peter Krag-Hansen, Darcy Higgs and BMD Financial Inc. claiming a total of $175,000 in Canadian currency as repayment of a working capital loan to MPAC Corp. and 805332 Alberta Ltd. Our director, Adam Smith is also named in the action. We are seeking to negotiate a settlement of the claim and expect to conclude this settlement in the near term.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTER

The Company's Common Stock is traded in the over-the-counter market in the Pink Sheets under the Symbol "MPCC" for the Year ended September 30, 2003. Subsequent to that date the shares of the company have been additionally listed on the OTC Bulletin Board. Both the OTC Bulletin Board and the over-the-counter market in the Pink Sheets has a limited and sporadic trading market and does not constitute an established trading market. During the year ended September 30, 2003 the stock had a single trade at $0.05. There has subsequently been a single trade in the stock on November 6, 2003 at the price of $0.115. Quotation of bid, ask and trade prices on the OTC Bulletin Board and Pink Sheets does not reflect retail markup, markdown or commissions and accordingly may not represent actual transactions.

The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2003.
2003 Calendar Year	High Bid	Low Bid
Second quarter	$0.05	$0.03
Third quarter	$0.03	$0.03
Fourth quarter	$0.03	$0.03

As at December 31, 2003, there were 8,291,518 shares of our common stock issued and outstanding and approximately 76 stockholders of record.

As at December 31, 2003, there were 6,400,000 shares of our common stock reserved for issuance pursuant to the right to convert shares of 805332 BC Ltd. for shares of MPAC, granted to two or our directors in connection with the acquisition of Micron. We have also reserved 250,000 shares of our common stock for issuance as a finders fee in connection with the acquisition of Micron, which is payable to third party finder.

Accordingly, on a fully diluted basis, our share capital would consist of 14,941,218 shares of common stock.

There are no contractual restrictions on the resale of any our outstanding common stock. As at December 31, 2003, there are shares of our common stock that are restricted from resale under Rule 144 promulgated under the U.S. Securities Act of 1933, as follows:

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

Total restricted (issued and reserved): 8,841,369 shares

Total restricted held by Affiliates (issued and reserved): 8,591,369 shares

Total non-restricted: 5,915,000

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

Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discusses the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included in the Company's Form 10-KSB for the year ended September 30, 2003.

Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

These consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $798,174 and a stockholders deficiency of $ $798,174 at September 30, 2003 and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

Results of operations for the twelve months ended September 30, 2003 ("2003") compared to the twelve months ended September 30, 2002 ("2002") .

Sales revenues for the twelve months ended September 30, 2003 were $nil compared to sales of $405,891 for the twelve months ended September 30, 2002, a decrease of 100%. This decrease reflects our decision not to produce or have produced product for the 2003 season. The year ended September 2003 was the third year of marketing of fungicidal sulfur dusting powder. Purchase orders received for product delivery for the ensuing fiscal year ending September 2003 indicated an increase over our orders received for 2002, due to a renewed order from our largest distributor and familiarity with our brand name within the industry yet due to a variety of factors including poor market conditions in California due to weather and a reduction in the amount of wine grapes grown as well as a rise in the price of raw material sulfur we choose not to attempt to contract production and supply fungicide during the 2003 season.

Cost of goods sold was nil the twelve months ended September 30, 2003 versus $415,882 the twelve months ended September 30, 2002. The decrease reflects our decision not to produce or have produced product for the 2003 season and subsequent lack of sales. The Company is exploring production outsourcing costs for its product for the upcoming production year.

A loss of $154,754 was incurred for the twelve months ended September 30, 2003 as compared to a loss of $436,548 for the twelve months ended September 30, 2002. The change reflects the inactivity of the company in both sales and marketing and research and development. As well as the large decrease in the carrying value of assets that took place during the preceding year

Selling, general and administrative expenses decreased to $141,539 during the twelve months ended September 30, 2003 from $451,855 for the twelve months ended September 30, 2002 reflecting the factors cited above.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2003 totaled $19,383 as compared with the cash and cash equivalents of $43,769 at September 30, 2002. Accounts receivable at September 30, 2002 was $2,035 and an investment tax credit of $86,920 that was receivable as of September 30, 2002 was received during the year ending September 30, 2003. The Investment tax credits of $86,920 were received in cash in October 2002, subsequent to the September 30, 2002 year-end.

The company raised no additional equity financing during the year ending September 30, 2003 and during the first quarter of fiscal 2003 and we received an investment tax credit of $86,920. We have funded business operations using cash from an additional equity financing raised during the first quarter of 2002, and the scientific tax funding grants received during the first quarter of fiscal 2003. For the twelve months ended September 30, 2003, there were no capital expenditures.

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

We do not have any material commitments for capital expenditures as of September 30, 2003.

For the twelve months ended September 30, 2003, there were no capital expenditures.

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of January 10, 2004 are set forth in the table below. Each of the directors of MPAC will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past five years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

The following table sets forth, as of the date of this registration statement, the name, age and position of the officers and directors of the MPAC.
Name	Age	Position (1)
Adam J.C. Smith	40	Director, President, and CEO
Paul Uppal	50	Director and Treasurer
David R. Uppal	41	Director and Secretary
Michael M.D. Laidlaw	68	Director
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

The following is a brief summary of the education and business experience of the following:

Adam J.C. Smith, Chief Executive Officer, President and Director: Mr. Smith has over 16 years experience in a variety of corporate finance positions most recently with Groome Capital Advisors of Montreal, Canada. Mr. Smith has been responsible for the acquisition, fundraising, and corporate duties necessary to create MPAC, has acted as an officer and director of a subsidiary of MPAC Corporation since its inception in 1998, and has acted as a Director and Chief executive officer of MPAC since 2000. Mr. Smith is responsible for several aspects of the operations of MPAC including the initiation of product marketing, application for regulatory approvals for the sale of the product, and the Company's research and development projects. Mr. Smith graduated from the University of British Columbia in 1986 receiving a Bachelor of Arts degree in Philosophy.

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

Item 10. EXECUTIVE COMPENSATION

The following table provides a summary of the compensation paid to the Chief Executive Officer for the years ended September 30, 2001, September 30, 2002, and September 30, 2003. No executive officer received a total annual salary, bonus and other compensation in excess of $100,000 in those periods. MPAC's Chief Executive Officer has received no compensation other than consulting fees. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned for the 2003 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year*	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Adam J.C. Smith, President and CEO	2003	0	0	44,923	nil	nil	nil	nil
	2002	0	0	14,705	nil	nil	nil	nil
	2001	0	0	18,079	Nil	Nil	Nil	nil

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the MPAC's issued and outstanding common stock owned as of December 31, 2003 by (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) named directors and executive officers; and (iii) all directors and executive offices of MPAC as a group. Unless otherwise indicated in the footnotes below on the table as subject to community property laws, where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock shown as beneficially owned.

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
  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. These calculations are based on a total issued and outstanding share capital as at December 31, 2003 of 8,291,518 common shares, and for each beneficial owner assumes conversion or exercise of all convertible securities held by the particular beneficial owner.

2. Includes 877,667 shares held by Panda Management Ltd., a company controlled by Adam J.C. Smith, and 25,000 shares held by Marouska Schluter, a close family member.
3. Includes 15,000 shares held by Ron Orr, a close family member.

4. Includes shares issuable upon exercise of the right to convert shares of a subsidiary of MPAC for a total of up to 3,200,000 of our shares, which right may be exercised within the next 60 days and thereafter.

5. These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options. In particular, these amounts include shares issuable upon exercise of options as follows: 3,200,000 shares issuable to Paul Uppal; and 3,200,000 shares issuable to David R. Uppal.

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

United States Environmental Protection Agency Notice of Pesticide Registration

California Department of Pesticide Regulation Certificate of Registration

California Department of Pesticide Regulation Product Label

Incorporated by reference to Exhibits 99.17a, 99.17b and 99.17c of the Form 10-SB.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the fourth quarter of 2003.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2004.

MPAC Corporation

By: /s/ Adam Smith

Adam Smith, President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on February 14 , 2004.

Signature	Title	Date
By: /s/ Adam Smith Adam Smith	President, Director and Principal Executive Officer	February 14, 2004
By: /s/ Michael Laidlaw Michael Laidlaw	Director and Principal Accounting Officer	February 14, 2004
By: /s/ Paul Uppal Paul Uppal	Director	February 14, 2004
By: /s/ David R. Uppal David R. Uppal	Director	February 14, 2004

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

Date: February 14, 2004

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

Date: February 14, 2004

/s/ Michael Laidlaw

Michael Laidlaw

Principal Accounting Officer

MPAC CORPORATION

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and 2002

(Stated in US Dollars)

INDEPENDENT AUDITORS' REPORT

To the Stockholders of

MPAC Corporation

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of MPAC Corporation (A Development Stage Company) and subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of loss, stockholder's deficiency and cash flows for each of the years in the three year period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MPAC Corporation and subsidiaries as of September 30, 2003 and 2002 and the results of their operations and of their cash flows for each of the years in the three year period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The statements of cash flows have been restated as outlined in Note 14.

Vancouver, Canada	"AMISANO HANSON"
January 7, 2004	Chartered Accountants and
Certified Public Accountant (Nevada)

MPAC CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and 2002

(Stated in US Dollars)

ASSETS	2003	2002
Current
Cash and cash equivalents	$ 19,383	$43,769
Accounts receivable	2,035	6,676
Investment tax credits receivable - Note 8	-	86,920
Prepaid expenses	-	565

	21,418	137,930
Capital assets - Note 2	-	4

	$21,418	$137,934

LIABILITIES
Current
Accounts payable and accrued liabilities - Note 3	$285,860	$225,018
Current portion of capital lease obligation - Note 4	-	6,328
Current portion of long-term debt - Note 5	388,218	2,988
Demand loans - Note 6	145,514	125,099

	819,592	359,433
Capital lease obligations - Note 4	-	2,247
Long-term debt - Note 5	-	419,674

	819,592	781,354

STOCKHOLDERS' DEFICIENCY
Stockholders' Deficiency - Note 7
Common stock, unlimited number of authorized shares with no par value:
8,291,518 (2002: 8,291,518) shares issued and outstanding	8,291	8,291
Additional paid-in capital	605,854	605,854
Shares allotted	4,370	4,370
Accumulated deficit	(1,416,689)	(1,261,935)

Total stockholders' deficiency	(798,174)	(643,420)

	$21,418	$137,934

Going Concern - Note 1

Contingencies and Commitments - Notes 5, 7 and 13

APPROVED BY THE BOARD:
"Adam Smith"	"Michael Laidlaw"
, Director	, Director

MPAC CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF LOSS

for the years ended September 30, 2003, 2002 and 2001

(Stated in US Dollars)

	2003	2002	2001

Sales of product	$ -	$405,891	$194,427

Cost of goods sold	-	415,882	139,220

Gross profit (loss)	-	(9,991)	55,207

Other Income
Interest income	1,362	1,921	661
Other income	2,830	22,984	-
Foreign exchange gain (loss)	(17,407)	393	(557)

	(13,215)	25,298	104

Expenses
Accounting and auditing	33,444	21,812	21,620
Amortization	-	22,961	34,938
Automobile	-	805	2,474
Consulting fees - Note 11	213	59,434	97,382
Courier	-	357	726
Equipment rental	649	(6,172)	1,648
General and administrative	7,582	2,010	5,212
Insurance	-	2,128	5,726
Interest and bank charges - Note 11	649	2,182	2,049
Interest on long-term debt	20,215	31,706	12,610
Legal	19,825	56,011	45,825
Management fees - Note 11	44,923	14,705	18,079
Meals and entertainment	-	163	1,302
Reduction in carrying value of capital assets - Note 2	-	162,517	-
Rent and property taxes	7,316	54,804	21,375
Repairs and maintenance	-	-	5,446
Supplies and tools	-	12,216	3,544
Telephone and utilities	227	7,204	14,656
Transfer agent	3,159	967	2,590
Travel	2,971	2,554	19,257
Wages	366	3,491	19,958

	141,539	451,855	336,417

Net loss for the year	$(154,754)	$(436,548)	$(281,106)

Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.04)

Weighed average number of shares outstanding	8,291,518	8,099,092	7,729,188

MPAC CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended September 30, 2003, 2002 and 2001

(Stated in US Dollars)

	2003	2002	2001
Operating Activities
Net loss for the year	$(154,754)	$(436,548)	$(281,106)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	-	22,961	34,938
Reduction in carrying value of capital assets	4	162,517	-
Investment in tax credits	86,920	(1,510)	(71,569)
Consulting, interest and other non-cash items	(8,575)	6,577	40,024
Changes in non-cash working capital balances consist of:
Decrease (increase) in accounts receivable	4,641	23,095	(508)
Decrease in inventory	-	15,071	4,617
Decrease (increase) in prepaid expenses	565	52,264	(43,241)
Increase (decrease) in accounts payable and accrued liabilities	60,842	57,669	(5,986)

Net cash used in operating activities	(10,357)	(97,904)	(322,831)

Investing Activity
Purchase of equipment	-	(25,130)	(48,427)

Net cash used in investing activity	-	(25,130)	(48,427)

Financing Activities
Increase in long-term debt	-	-	177,499
Repayment of long-term debt	(34,444)	(16,037)	-
Issue of common shares for cash	-	100,000	190,000
Increase in demand loans	20,415	34,869	7,882
Decrease in cash overdraft	-	-	-

Net cash provided by (used in) financing activities	(14,029)	118,832	375,381

 Cont'd.

MPAC CORPORATION Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended September 30, 2003, 2002 and 2001

(Stated in US Dollars)

	2003	2002	2001

Increase (decrease) in cash and cash equivalents	(24,386)	(4,202)	4,123

Cash and cash equivalents, beginning of year	43,769	47,971	43,848

Cash and cash equivalents, end of year	$ 19,383	$ 43,769	$ 47,971

Non-cash Transactions:
Shares allotted for interest payment	$ -	$ -	$(9,008)
Shares allotted for long-term debt payment	$ -	$ -	$(49,735)
Shares allotted for payment of consulting fee	$ -	$ -	$(34,388)
Capital assets	$ -	$ -	$(4,370)
Shares allotted for future issuance - Note 7	$ -	$ -	$ 97,501

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 586	$ 1,613	$ 1,464

Income taxes	$ -	$ -	$ -

MPAC CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

STOCKHOLDERS' DEFICIENCY

for the years ended September 30, 2001 to September 30, 2003

(Stated in US Dollars)

			Additional
	Common Stock		Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Allotted	Deficit	Total
Balance, September 30, 2000	7,526,667	$ 7,526	$223,488	$ -	$ (544,281)	$ (313,267)
Issued for cash - at $0.50	380,000	380	189,620	-	-	190,000
Pursuant to an acquisition agreement	-	-	-	4,370	-	4,370
Pursuant to a consulting agreement	-	-	-	34,388	-	34,388
Pursuant to a debt settlement agreement	-	-	-	58,743	-	58,743
Net loss for the year ended September 30, 2001	-	-	-	-	(281,106)	(281,106)

Balance, September 30, 2001	7,906,667	7,906	413,108	97,501	(825,387)	(306,872)
Issued for cash - at $0.50	200,000	200	99,800	-	-	100,000
Pursuant to a consulting agreement	70,000	70	34,318	(34,388)	-	-
Pursuant to a debt settlement agreement	114,851	115	58,628	(58,743)	-	-
Net loss for the year ended September 30, 2002	-	-	-	-	(436,548)	(436,548)

Balance, September 30, 2002	8,291,518	8,291	605,854	4,370	(1,261,935)	(643,420)
Net loss for the year ended September 30, 2003	-	-	-	-	(154,754)	(154,754)

Balance, September 30, 2003	8,291,518	$ 8,291	$605,854	$ 4,370	$ (1,416,689)	$ (798,174)

MPAC CORPORATION

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and 2002

(Stated in US Dollars)

Note 1 Summary of Significant Accounting Policies

Going Concern

These consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $798,174 and a stockholders' deficiency of $798,174 at September 30, 2003 and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

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

Note 1 Summary of Significant Accounting Policies - (cont'd)

Operations and Basis of Consolidation - (cont'd)

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

Note 1 Summary of Significant Accounting Policies - (cont'd)

Operations and Basis of Consolidation - (cont'd)

The Company conducted its operations from the manufacturing facility located in leased premises in Crossfield, Alberta until the conclusion of the 2001 production season when it received orders to cease operations for environmental reasons (Note 13). The Company completed the remedial work required under the orders but the lifting of the orders was not done in time for the commencement of production in March 2002. The Company therefore contracted all of its production during 2002 to another manufacturer. The Company did not maintain its obligations under the lease throughout 2002 and the landlord therefore seized the Company's capital assets in November 2002. The Company offered not to contest the seizure of the assets in exchange for the termination of its obligations under the lease. The Company therefore during the year ended September 30, 2002 reduced the carrying value of the manufacturing facility and related assets (Note 3) to a nominal value and during the year ended September 30, 2003 wrote them off when it abandoned all claims to the assets. The Company does not intend to pursue future production of sulphur fungicide and is examining other business possibilities. Consequently, effective October 1, 2002, the Company became a development stage company.

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

Note 1 Summary of Significant Accounting Policies - (cont'd)

Capital Assets

Capital assets were recorded at cost. Depreciation is recorded at annual rates considered adequate to amortize the cost of the assets over their estimated useful lives as follows:

Automobile 30%

Equipment 20%

Computer equipment 30%

Equipment under capital lease Straight-line basis over lease term

Repairs and maintenance expenditures on capital assets are expensed when incurred unless they extend the productive life of the asset, in which case, they are capitalized and amortized over the estimated useful life of the asset in accordance with the methods and rates noted above.

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

As explained above, the Company has reduced the carrying value of the capital assets by $162,517 at September 30, 2002, to a nominal amount, as the assets had been seized by the landlord. The capital assets were written-off during the year ended September 30, 2003 when the Company abandoned all claims to the assets.

Research and Development

Research and development costs are charged to expense as incurred.

Note 1 Summary of Significant Accounting Policies - (cont'd)

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

Foreign Currency Translation

The Company translates its foreign currency financial statements (Canadian subsidiaries) from the functional currency, Canadian dollars, into the reporting currency, US dollars, using the current rate of exchange method pursuant to the Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation".

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

Note 1 Summary of Significant Accounting Policies - (cont'd)

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

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. (Diluted loss per share has not been provided for 2003, 2002 and 2001 as it would be anti-dilutive).

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

Note 1 Summary of Significant Accounting Policies - (cont'd)

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

Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Amounts outstanding under long-term debt agreements are considered to be carried on the financial statements at their estimated fair values because they accrue interest at rates which generally fluctuate with interest rate trends. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2 Capital Assets

	2003			2002

		Accumulated
	Cost	Amortization	Net	Net
Automobile	$ -	$ -	$ -	$ 1
Equipment	-	-	-	1
Computer equipment	-	-	-	1
Equipment under capital lease	-	-	-	1

	$ -	$ -	$ -	$ 4

Note 2 Capital Assets - (cont'd)

The Company had reduced the carrying value of the capital assets by $162,517 at September 30, 2002, to a nominal amount, as the assets were seized by the landlord (Note 1). During the year ended September 30, 2003, the Company abandoned all claims to the capital assets and wrote-off the remaining $4.

Note 3 Accounts Payable and Accrued Liabilities

	2003	2002
Trade accounts payable	$112,758	$95,399
Professional fees payable	173,102	129,619

	$285,860	$225,018

Note 4 Capital Lease Obligation

Future minimum lease payments under a capital lease obligation are

	2003	2002
2003	$ -	$6,875
2004	-	2,292
	-
	-	9,167
Less: amount representing interest	-	(592)
	-
	-	8,575
Less: current portion	-	(6,328)

	$ -	$ 2,247

The capital lease obligation was for a forklift. The obligation was cancelled during the year ended September 30, 2003.

Note 5 Long-term Debt

	2003	2002
Bank loan payable with interest at 9.55% per annum, repayable in blended monthly payments of $275 per month, secured by an automobile	$ 898	$ 3,780

Loans, payable to shareholders without interest and with no specific repayment terms. These loans represent cash advances used for the purpose of construction of the plant and for working capital. Loans in the amount of $185,941 are secured by a general security agreement over the assets of Micron	387,320	418,882

	388,218	422,662
Less: current portion	(388,218)	(2,988)

	$ -	$ 419,674

Note 6 Demand Loans

The demand loans bear interest at 10% per annum, are unsecured and are payable on demand.

Note 7 Capital Stock

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

Note 7 Capital Stock - (cont'd)

Commitments - (cont'd)

On October 4, 2000, 70,000 common shares were allotted for the future issue to a financing consultant in conjunction with services rendered. These common shares are valued on the basis of the fair value of the consulting work and cash consideration received by the Company for common shares at the time agreement for the services was reached and were issued when the services were completed.

During the year ended September 30, 2002, the debt amounting to $58,743, which was payable to a company owned by a shareholder, was repaid by the issuance of 114,851 common shares. The valuation was based on the accrued principal and interest owing and the cash consideration received by the Company for common shares at the time agreement for the share repayment was reached.

Note 8 Research and Development Costs

The Company's research and development costs are primarily composed of external engineering consulting fees and are classified as consulting fees in these financial statements during the years ended September 30, 2002 and 2001. There were no research and development costs during the year ended September 30, 2003. The amount of research and development consulting fees incurred were $Nil and $53,325 for the years ended September 30, 2002 and 2001 respectively. During the year ended September 30, 2002 the Company received government grants of $Nil (2001:  $25,259) relating to these expenditures, which were recorded as a reduction of consulting fees.

During the year ended September 30, 2002 the Company recorded investment tax credits receivable from the Government of Canada amounting to $86,920 (2001:  $85,410). $Nil (2001:  $13,841) was deducted from the cost of the related capital asset purchases and $44,428 (2001:  $71,569) was deducted from the cost of the related expenses.

Note 9 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2003	2002
Deferred Tax Assets
Net operating loss carryforward	$789,000	$652,000

Gross deferred tax assets	$226,480	$187,480
Valuation allowance for deferred tax asset	(226,480)	(187,480)

	$ -	$ -

Note 9 Deferred Tax Assets - (cont'd)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. Management of the Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 10 Income Taxes

The Company has incurred losses for Canadian income tax purposes of approximately $410,000 which can be carried forward to reduce taxable income in future years to 2008. The Company has incurred losses for US income tax purposes of approximately $379,000 which can be carried forward to reduce taxable income in future years to 2024. The potential income tax benefits of these losses, if any, have not been recognized in these consolidated financial statements.

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

Note 11 Related Party Transactions - Note 6

During the years ended September 30, 2003, 2002 and 2001, the Company incurred the following expenses charged by companies with common directors and with directors of the Company:

	2003	2002	2001
Consulting fees paid to a director	$ -	$1,540	$17,500

Interest on long-term debt related to principal shareholder loans	-	-	4,718

Management fees paid to a company with a common director	44,923	14,705	18,079

	$44,923	$16,245	$40,296

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Note 11 Related Party Transactions - Note 6 - (cont'd)

Included in long-term debt at September 30, 2003, are $202,277 (2002:  $223,383) of loans payable to a significant shareholder and director, without interest, ($185,941 is secured by a general security agreement over the assets of Micron) unsecured with no specific terms for repayment. Included in accounts payable is $16,050 (2002: $Nil) owing to a company controlled by a director.

Note 12 Segmented Information

The Company produced sulphur-based fungicide at plants located in Canada and the United States of America and the sales of this product were primarily in the United States of America. The Company had one dominant customer, who contributed more than 10% of the consolidated sales in 2003, 2002 and 2001 (2003:  $Nil; 2002:  $397,864; 2001:  $176,789). The accounting policies of the operating segment are the same as those described in Note 1. The Company evaluates the performance of its operating segments based primarily on operating profit.

Note 13 Contingencies and Commitments

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

The Company has offered not to contest the seizure of the assets in exchange for the termination of its obligations under the lease. Orders to cease operations for environmental contamination were issued in 2001 for the premises the Company operates from by Alberta Environment and the Town of Crossfield. The Alberta Environment order related to the operations of a previous tenant and it was expected that all costs relating to remedial work will be borne by Finnie. The order from the Town of Crossfield related to the Company's operations. The remedial work was completed prior to the year-ended September 30, 2002, but the required documentation and inspections have not been completed.

Note 14 Restatement of Cash Flows

The Statements of cash flows have been restated in accordance with Statement of Financial Accounting Standard No. 95 "Statement of Cash Flows" ("FAS 95"), for the years ended September 30, 2002 and 2001 as follows:

	2002	2001
Net cash used in Operating Activities
As previously stated	$(63,035)	$(314,949)
Reallocation of increase in demand loans to financing activities	(34,869)	(7,882)

As restated	$(97,904)	$(322,831)

Net cash used in Investing Activity
As previously stated	$ -	$(48,427)
Purchase equipment	(25,130)	-

As restated	$(25,130)	$(48,427)

Net cash provided by Financing Activities
As previously stated	$58,833	$(48,427)
Reallocation of increase in demand loans	34,869	7,882
Repayment of long-term debt	25,130	-

As restated	$118,832	$375,381