Form 10QSB
period 2003-12-30
MPAC CORP
filed 2004-03-05
CIK 1079222

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

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

Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: January 30, 2004

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

 MPAC CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(Stated in US Dollars)

(Unaudited)

MPAC CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2003

(Stated in US Dollars)

(Unaudited)

December 31,	September 30,
ASSETS	2003	2003
Current
Cash and cash equivalents	$ 19,704	$ 19,383
Accounts receivable	412	2,035

$ 20,116	$ 21,418

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 302,804	$ 285,860
Current portion of long-term debt	386,860	388,218
Demand loans	147,941	145,514

837,605	819,592

STOCKHOLDERS' DEFICIENCY
Stockholders' Deficiency
Common stock, unlimited number of authorized shares with no par value:
8,291,518 shares issued and outstanding (September 30, 2003: 8,291,518)	8,291	8,291
Additional paid-in capital	605,854	605,854
Shares allotted	4,370	4,370
Accumulated deficit	(1,436,004)	(1,416,689)

(817,489)	(798,174)

$ 20,116	$ 21,418

MPAC CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

for the three months ended December 31, 2003 and 2002 and for the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2003

(Stated in US Dollars)

(Unaudited)

			October 1, 2002
			(Date of Incep-
			tion of Develop-
			ment Stage) to
			December 31,
	2003	2002	2003
Other Income
Interest income	$ -	$ 1,362	$ 1,362
Other income	-	-	2,830
Foreign exchange gain	1,502	(354)	(15,905)

	1,502	1,008	(11,713)

Expenses
Accounting and audit	-	-	33,444
Consulting fees	-	-	213
Equipment rental	-	-	649
General and administrative	62	7,527	7,643
Interest and bank charges	478	422	1,127
Interest on long-term debt	3,325	2,788	23,540
Legal	-	8,478	19,825
Management fees	16,952	18,127	61,876
Rent and property taxes	-	2,306	7,316
Telephone and utilities	-	77	227
Transfer agent	-	-	3,159
Travel	-	2,971	2,971
Wages	-	366	366

	20,818	43,062	162,356

Net loss	(19,315)	(42,054)	$(174,069)

Deficit, beginning of period	(1,416,689)	(1,261,935)

Deficit, end of period	$(1,436,004)	$(1,303,989)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	8,291,518	8,099,092

MPAC CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2003 and 2002 and for the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2003

(Stated in US Dollars)

(Unaudited)

			October 1, 2002
			(Date of Incep-
			tion of Develop-
			ment Stage) to
			December 31,
	2003	2002	2003
Operating Activities
Net loss for the period	$(19,315)	$(42,054)	$(174,069)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Investment tax credits	-	86,920	86,920
Reduction in carrying value of capital assets	-	-	4
Consulting, interest and other non-cash items	-	2,788	(8,575)
Changes in non-cash working capital balances consist of:
Decrease (increase) in accounts receivable	1,623	(220)	6,264
Decrease (increase) in prepaid expenses and deposits	-	(3)	565
Increase (decrease) in accounts payable and accrued liabilities	16,944	(30,565)	77,786

Net cash provided by (used in) operating activities	(748)	16,866	(11,105)

Financing Activities
Long-term debt repayment	(1,358)	(40,684)	(35,802)
Increase in demand loan	2,427	2,788	22,842

Net cash provided by (used in) financing activities	1,069	(37,896)	(12,960)

Increase (decrease) in cash and cash equivalents	321	(21,030)	(24,065)

Cash and cash equivalents, beginning of period	19,383	43,769	43,769

Cash and cash equivalents, end of period	$ 19,704	$ 22,739	$ 19,704

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

MPAC CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF

SHAREHOLDERS' DEFICIENCY

for the years ended September 30, 2002 and 2003 and for the three month period ended December 31, 2003

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Shares	Development	Accumulated
	Shares	Amount	Capital	Allotted	Stage	Deficit	Total
Balance, September 30, 2001	7,906,667	$ 7,906	$413,108	97,501	$ -	$(825,387)	$(306,872)
Issued for cash - at $0.50	200,000	200	99,800	-	-	-	100,000
Pursuant to a consulting agreement	70,000	70	34,318	(34,388)	-	-	-
Pursuant to a debt settlement agreement	114,851	115	58,628	(58,743)	-	-	-
Net loss for the year ended September 30, 2002	-	-	-	-	-	(436,548)	(436,548)

Balance, September 30, 2002	8,291,518	8,291	605,854	4,370	-	(1,261,935)	(643,420)
Net loss for the year ended September 30, 2003	-	-	-	-	(154,754)	-	(154,754)

Balance, September 30, 2003	8,291,518	8,291	605,854	4,370	(154,754)	(1,261,935)	(798,174)
Net loss for the period ended December 31, 2003	-	-	-	-	(19,315)	-	(19,315)

	8,291,518	$ 8,291	$605,854	4,370	$(174,069)	$(1,261,935)	$(817,489)

MPAC CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's September 30, 2003 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's September 30, 2003 annual financial statements.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2003, the Company has a working capital deficiency of $819,489 and has accumulated losses of $1,436,004 since inception. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3 Contingencies and Commitments

Contingencies

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

Note 3 Contingencies and Commitments - (cont'd)

Contingencies - (cont'd)

The remedial work was completed prior to the year ended September 30, 2003 but the required documentation and inspections have not been completed.

Commitments

On May 5, 2000 the Company allotted, as part of a series of transactions related to the acquisition of Micron Milling and Packing Company Ltd., 6,400,000 common shares to be issued on the conversion of 6,400,000 shares of 805332 into common shares of the Company. The common shares may be issued at the request of the owners of the 805332 shares or at the request of the Company and have not been issued to date due to possible Canadian tax consequences to the owners of 805332 shares. The allotment of these common shares has been recorded as a nominal value.

On May 5, 2000, the Company allotted 250,000 common shares to be issued as a finder's fee related to the acquisition of Micron Milling and Packing Company Ltd.. These common shares will be issued when the 805332 shareholders exercise their conversion rights and have been valued on the same basis as the 805332 conversion right, at nominal value.

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

 In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at December 31, 2003, the Company has a working capital deficiency of $819,489 and has accumulated losses of $1,436,004 since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

Progress Report from September 30, 2003 to December 31, 2003

Due to the seasonality of product sales in our market during the Quarter ending December 31 the Company had no sales.

Results of operations for the three months ended December 31, 2003 ("2003") compared to the three months ended December 31, 2002 ("2002").

Sales revenues for the three months ended December 31, 2003 were nil as were sales for the three months ended December 31, 2002. Expenses for the three months ended December 31, 2003 were $20,817 compared to expenses of $43,062 for the three months ended December 31, 2002. The drop represents the elimination of costs related to negotiations regarding our former production facility.

Net loss for the three months ended December 31, 2003 were $19,315 compared to a net loss of $42,054 for the three months ended December 31, 2002 and this decrease in the loss relates to the elimination of legal costs relating to negotiations regarding our former production facilities.

Cash and cash equivalents at December 31, 2003 totaled $19,704 as compared with the cash and cash equivalents of $22,739 at December 31, 2002. No inventory was held at December 31, 2003.

For the three months ended December 31, 2003, there were no capital expenditures. Total liabilities at December 31, 2003 were $837,605 compared to $715,681 at December 31, 2002. The increase is mostly due to interest on certain long-term liabilities and accrued management and consulting fees. The company is currently seeking to reduce the outstanding liabilities and is in negotiations with lenders.

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

We do not have any material commitments for capital expenditures as of December 31, 2003.

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

 Dated: March 3, 2004 MPAC Corporation

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

Date: March 3, 2004

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

Date: March 3, 2004

/s/ Michael Laidlaw

Michael Laidlaw

Chief Financial Officer

EXHIBIT 99.1

CERTICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPAC Corporation (the "Company") on Form 10-QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adam Smith, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Chief Executive Officer

EXHIBIT 99.2

CERTICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPAC Corporation (the "Company") on Form 10-QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Laidlaw, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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