Form 10QSB
period 2004-03-31
MPAC CORP
filed 2004-05-17
CIK 1079222

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

320 - 1100 Melville Street
Vancouver, British Columbia
Canada V6E 4A6

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

Not applicable

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 31, 2004

Common – 19,164,518 shares

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

MPAC RESOURCES CORPORATION

(formerly MPAC Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Stated in US Dollars)

(Unaudited)

MPAC RESOURCES CORPORATION

(formerly MPAC Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2004 and September 30, 2003

(Stated in US Dollars)

(Unaudited)

	March 31,	September 30,
ASSETS	2004	2003
Current
Cash and cash equivalents	$ 11,855	$ 19,383
Accounts receivable	412	2,035

	$ 12,267	$ 21,418

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 324,652	$ 285,860
Loans payable	-	388,218
Demand loans	171,237	145,514

	495,889	819,592

STOCKHOLDERS’ DEFICIENCY
Common stock – Notes 3 and 6
100,000,000 of authorized shares with no par value:
19,164,518 shares issued and outstanding (September 30, 2003: 8,291,518)	459,961	8,291
Additional paid-in capital	1,241,484	605,854
Shares allotted	-	4,370
Deficit accumulated during the development stage	(822,750)	(137,347)
Accumulated other comprehensive loss	(100,382)	(17,407)
Accumulated deficit	(1,261,935)	(1,261,935)

	(483,622)	(798,174)

	$ 12,267	$ 21,418

SEE ACCOMPANYING NOTES

MPAC RESOURCES CORPORATION

(formerly MPAC Corporation)

 (A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF LOSS

for the three and six months ended March 31, 2004 and 2003

and October 1, 2002 (Date of Inception of Development Stage) to March 31, 2004

(Stated in US Dollars)

(Unaudited)

					October 1,
					2002 (Date of
					Inception of
					Development
	Three months ended		Six months ended		Stage) to
	March 31,		March 31,		March 31,
	2004	2003	2004	2003	2004
Other Income
Interest income	$ -	$ -	$ -	$ 1,362	$ 1,362
Other income	-	-	-	-	2,830

	-	-	-	1,362	4,192

Expenses
Accounting and audit	5,284	-	5,284	-	38,728
Automobile	222	-	222	-	222
Consulting fees	18,241	13,458	18,241	13,458	18,454
Equipment rental	-	-	-	-	649
General and administrative	561	1,816	623	9,343	8,204
Interest and bank charges	-	189	478	611	1,127
Interest on long-term debt	3,315	2,897	6,640	5,685	26,855
Legal	-	4,017	-	12,495	19,825
Management fees	368	4,758	17,320	22,885	62,244
Rent and property taxes	-	2,212	-	4,518	7,316
Telephone and utilities	-	151	-	228	227
Transfer agent fees	608	-	608	-	3,767
Travel	357	-	357	2,971	3,328
Wages	-	-	-	366	366

	28,956	29,498	49,773	72,560	191,312

Loss from continuing operations	(28,956)	(29,498)	(49,773)	(71,198)	(187,120)
Loss from discontinued operations	(635,630)	-	(635,630)	-	(635,630)

Net loss for the period	(664,586)	(29,498)	(685,403)	(71,198)	(822,750)
Other comprehensive loss
Foreign currency adjustment	(84,479)	(8,320)	(82,977)	(8,674)	(100,382)

Comprehensive loss	$ (749,065)	$ (37,818)	$ (768,380)	$ (79,872)	$ (923,132)

Basic and diluted loss per share	$ (0.08)	$ (0.00)	$ (0.08)	$ (0.01)

Weighted average number of shares outstanding	9,431,044	8,291,518	9,431,044	8,291,518

SEE ACCOMPANYING NOTES

MPAC RESOURCES CORPORATION

(formerly MPAC Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three and six months ended March 31, 2004 and 2003

and October 1, 2002 (Date of Inception of Development Stage) to March 31 2004

(Stated in US Dollars)

(Unaudited)

					October 1,
					2002 (Date of
					Inception of
					Development
	Three months ended		Six months ended		Stage) to
	March 31,		March 31,		March 31,
	2004	2003	2004	2003	2004
Operating Activities
Comprehensive loss for the period from continuing operations	$ (113,435)	$ (37,818)	$ (132,750)	$ (79,872)	$ (272,772)
Items not including cash:
Investment tax credits	-	-	-	86,920	86,920
Reduction in carrying value of capital assets	-	-	-	-	4
Foreign exchange	60,442	2,897	59,084	5,685	37,135
Changes in non-cash working capital balances consist of:
Decrease in accounts receivable	-	6,373	1,623	6,153	6,264
Decrease (increase) in prepaid expenses and deposits	-	(42)	-	(45)	565
Decrease in accounts payable and accrued liabilities	21,848	36,619	38,792	6,055	99,634

Net cash provided by (used in) operating activities	(31,145)	8,029	(33,251)	24,896	(42,250)

Financing Activities
Loans payable repayments	-	(6,702)	-	(44,599)	(35,802)
Increase in demand loans	23,296	-	25,723	-	46,138

Net cash provided by (used in) financing activities	23,296	(6,702)	25,723	(44,599)	10,336

Decrease (increase) in cash and cash equivalents	(7,849)	1,327	(7,528)	(19,703)	(31,914)

Cash and cash equivalents, beginning of period	19,704	22,739	19,383	43,769	43,769

Cash and cash equivalents, end of period	$ 11,855	$ 24,066	$ 11,855	$ 24,066	$ 11,855

MPAC RESOURCES CORPORATION

Continued

(formerly MPAC Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three and six months ended March 31, 2004 and 2003

and October 1, 2002 (Date of Inception of Development Stage) to March 31, 2004

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -	$ -

Income taxes	$	$ -	$ -	$ -

Non-cash Transaction – Note 7

MPAC RESOURCES CORPORATION

(formerly MPAC Corporation)

 (A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

for the year ended September 30, 2003 and for the six month period ended March 31, 2004

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated	Accumulated
			Additional		During the	Other
	Common Stock		Paid-in	Shares	Development	Comprehensive	Accumulated
	Shares	Amount	Capital	Allotted	Stage	Loss	Deficit	Total
Balance, September 30, 2002	8,291,518	$ 8,291	$ 605,854	$ 4,370	$ -	$ -	$ (1,261,935)	$ (643,420)
Net loss for the year ended September 30, 2003	-	-	-	-	(137,347)	(17,407)	-	(154,754)

Balance, September 30, 2003	8,291,518	8,291	605,854	4,370	(137,347)	(17,407)	(1,261,935)	(798,174)
Pursuant to debt settlement agreements	4,473,000	447,300	-	-	-	-	-	447,300
Pursuant to an acquisition agreement – Note 3	6,400,000	4,120	635,630	(4,120)	-	-	-	635,630
Net loss for the period ended March 31, 2004	-	-	-	-	(685,403)	-	-	(685,403)
Other comprehensive loss for the period ended March 31, 2004	-	-	-	-	-	(82,975)	-	(82,975)

Balance, March 31, 2004	19,164,518	$ 459,711	$ 1,241,484	$ 250	$ (822,750)	$ (100,382)	$ (1,261,935)	$ (483,622)

MPAC RESOURCES CORPORATION

(formerly MPAC Corporation)

 (A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s September 30, 2003 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2003 annual financial statements.

On April 21, 2004, the Company changed its name from MPAC Corporation to MPAC Resources Corporation.

Note 2

Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at March 31, 2004, the Company has a working capital deficiency of  $483,622 and has accumulated losses of $923,132 since inception of development stage.  The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Common Stock

i)

Authorized:

100,000,000 common shares without par value

ii)

Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common stock purchase options. These options are granted with an exercise price equal to the market price of the Company’s stock on the date of the grant.

Note 3

Common Stock – (cont’d)

iii)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

A summary of the status of the stock option plan as of March 31, 2004 and 2003 and changes during the periods then ended is presented below:

	March 31, 2004		March 31, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	-	-	-	-
Granted	3,050,000	$0.10	-	-

Options outstanding end of period	3,050,000	$0.10	-	-

The 3,050,000 common stock purchase options are exercisable at $0.10 per share have an expiry date of March 12, 2009.

The compensation charge associated with directors’ options in the amount of $492,880 is not recognized in the financial statements, but included in the pro-forma amounts below.  These compensation charges have been determined under the fair value method, using the Black-Scholes option pricing model with the following assumptions:

Weighted average fair value of options granted

$0.16

Expected dividend yield

0.0%

Expected volatility

120.4%

Risk-free interest rate

3.75%

Expected term in years

1.0

Note 3

Common Stock – (cont’d)

iii)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

Had the fair value method been used for those options issued to directors, the Company’s net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

Six months ended
March 31, 2004
Net loss As reported	$ (131,448)
Pro-forma	$ (624,328)
Basic and diluted loss per share As reported	$ (0.01)
Pro-forma	$ (0.07)

Note 4

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

Note 4

Contingencies and Commitments

Commitments

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

On February 16, 2004, the Company entered into two consulting agreements with directors of the Company for consulting services at a total of $8,000 per month for a term of two years.  The directors were granted stock options to purchase 1,050,000 common shares at $0.10 per share.  These options expire on March 12, 2009.

On March 1, 2004, the Company entered into a consulting agreement with a director of the Company for consulting services at $7,500 per month for a term of two years.  This director was granted stock options to purchase 2,000,000 common shares at $0.10 per share.  These options expire on March 12, 2009.

Note 5

Discontinued Operations

During the six month period ended March 31, 2004, the Company indicated its intention to dispose of its inactive wholly-owned subsidiary, Micron Milling and Packaging Company Ltd.(“Micron”). On May 10, 2004, the Company sold it’s 100% interest to a director of the Company for $1. The Company has shown costs related to Micron as discontinued operations, including the issuance of 6,400,000 common shares at $0.10 per share, such shares having previously been allotted.

Note 6

Subsequent Events – Note 5

Subsequent to March 31, 2004:

-The Company indicated its intention to complete a private placement by issuing 1,000,000 common shares at $0.10 per share for proceeds of $100,000.

Note 7

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the six months ended March 31, 2004:

-

The Company issued 4,473,000 common shares at $0.10 per share to reduce long-term debt by $447,300.

-

The Company issued 6,400,000 common shares at $0.10 per share pursuant to the holders of 805332 Alberta Ltd. shareholders converting their shares to that of the Company. The amount added to share capital is net of the nominal amount previously recorded.

Note 8

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation adopted for the current year.

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

Overview

We were incorporated under the laws of the State of Nevada on July 18, 1998 for the purpose of raising capital to acquire a processing plant and machinery necessary to undertake production of sulfur-based plant nutrient fertilizers and fungicides. Our subsidiary, Micron, was incorporated under the laws of Alberta on August 20, 1998. Subsequent to the end of the Quarter ending March 31, 2004 the company disclosed in an 8-K filing the refocusing of its efforts into the mining resource sector. Shortly thereafter and pursuant to that change of focus, the company disclosed in another 8-K filing an agreement dated May 10, 2004 to sell a 100% interest in our wholly owned subsidiary, Micron Milling & Packaging Company Ltd. ("Micron”).

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at March 31, 2004, the Company has a working capital deficiency of $483,622 and has accumulated losses of $2,185,067 since inception of the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

Progress Report from January 1, 2004 to March 31, 2004

Due to the decision to discontinue product sales in Micron there were no sales during the Quarter ending March 31, 2004.

Results of operations for the three months ended March 31, 2004 ("2004") compared to the three months ended March 31, 2003 ("2003").

Sales revenues for the three months and six months ended March 31, 2004 were nil as were sales for the three months and six months ended March 31, 2003. Expenses for the three months ended March 31, 2004 were $28,956 compared to expenses of $29,498 for the three months ended March 31, 2003. For the six months ended March 31, 2004 expenses before discontinued operations were $49,733 compared with expenses of $71,198 for the six months ended March 31, 2003.The decrease resulted from general inactivity of the Company during this six month period other than administration of the Company.

Net loss for the three months ended March 31, 2004 were $664,586, including discontinued operations of $635,630 compared to a net loss of $29,498 for the three months ended March 31, 2003. For the six months ended March 31, 2004 loss was  $685,403 including discontinued operations of $635,630 compared with losses of $71,198 for the six months ended March 31, 2003. This increase in the loss relates to the above-mentioned discontinued operations.

Cash and cash equivalents at March 31, 2004 totaled $11,855 as compared with the cash and cash equivalents of $24,066 at March 31, 2003. No inventory was held at March 31, 2004.

For the three months ended March 31, 2004, there were no capital expenditures. Total liabilities at March 31, 2004 were $495,889 compared to $837,605 at March 31, 2003. The increase is mostly due to interest on certain long-term liabilities and accrued management and consulting fees. The company is currently seeking to reduce the outstanding liabilities and is in negotiations with lenders.

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

We do not have any material commitments for capital expenditures as of March 31, 2004.

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

On March 15, 2004 an 8-K was filed disclosing an appointment to the Board of Directors as well as the resignation of a Directors. Additionally the 8-K disclosed the granting of stock options to certain Officers and Directors.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: May 17, 2004

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

Date: May 17, 2004

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

Date: May 17, 2004

/s/ Michael Laidlaw

Michael Laidlaw

Chief Financial Officer

EXHIBIT 99.1

CERTICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPAC Corporation (the "Company") on Form 10-QSB for the period ending March  31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adam Smith, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Chief Executive Officer

EXHIBIT 99.2

CERTICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPAC Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Laidlaw, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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