Form 10QSB/A
period 2004-03-31
MPAC RESOURCES CORP
filed 2004-05-20
CIK 1079222

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

(604) 688-3931

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

Non-cash Transactions – Note 7

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

On April 21, 2004, the Company changed its name from MPAC Corporation to MPAC Resources Corporation.

Note 2

Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  As at March 31, 2004, the Company has a working capital deficiency of  $483,622 and has accumulated losses of $923,132 since inception of the development stage.  The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

The 3,050,000 common stock purchase options are exercisable at $0.10 per share and have an expiry date of March 12, 2009.

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

iii)

Commitments: – (cont’d)

Stock-based Compensation Plan – (cont’d)

Had the fair value method been used for those options issued to directors, the Company’s net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

Six months ended
March 31, 2004
Net loss As reported	$ (685,403)
Pro-forma	$ (1,178,283)
Basic and diluted loss per share As reported	$ (0.01)
Pro-forma	$ (0.12)

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

Note 4

Contingencies and Commitments

Commitments

On May 5, 2000, the Company allotted 250,000 common shares to be issued as a finder's fee related to the acquisition of Micron Milling and Packing Company Ltd..  These common shares will be issued when the shareholders of 805332 Alberta Ltd. (“805332”) exercise their conversion rights and have been valued on the same basis as the 805332 conversion right, at nominal value.

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

Note 6

Subsequent Events – Note 5

Subsequent to March 31, 2004, the Company indicated its intention to complete a private placement by issuing 1,000,000 common shares at $0.10 per share for proceeds of $100,000.

Note 7

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the six months ended March 31, 2004:

–

The Company issued 4,473,000 common shares at $0.10 per share to settle long-term debt totalling $447,300.

–

The Company issued 6,400,000 common shares at $0.10 per share pursuant to the former shareholders of 805332 Alberta Ltd. converting their shares to that of the Company. The amount added to share capital is net of the nominal amount previously recorded.

Note 8

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation adopted for the current period.

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

Defaults upon Senior Securities

None

Item 4.

Submissions of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8K

(a) Exhibits

99.1

Certification of Peter Guest, Chief Executive Officer (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2

Certification of Michael Laidlaw, Director (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

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

 Dated: May 20, 2004

MPAC Corporation

By:

/s/ Peter Guest

Peter Guest, Chief Executive Officer

(Principal Executive Officer)

By:

/s/ Michael Laidlaw

Michael Laidlaw, Director

(Principal Financial Officer)

EXHIBIT 99.1

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Peter Guest, certify that:

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

Date: May 20, 2004

/s/ Peter Guest

Peter Guest

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

Date: May 20, 2004

/s/ Michael Laidlaw

Michael Laidlaw

Chief Financial Officer

EXHIBIT 99.2

CERTICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MPAC Corporation (the "Company") on Form 10-QSB for the period ending March  31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Guest, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Peter Guest

Peter Guest

Chief Executive Officer

Date: May 20, 2004

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

Date: May 20, 2004