Form 10QSB
period 2004-06-30
MPAC RESOURCES CORP
filed 2004-08-24
CIK 1079222

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File No. 0-23920

MPAC RESOURCES CORPORATION

(Name of Small Business Issuer in its Charter)

Nevada 91-2084507

(State or Other Jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No)

1302 Arbutus Street, Vancouver, B.C. Canada, V6J 3W8

(Address of Principal Executive Offices)

(604) 807-3919

Issuer's Telephone Number

MPAC CORPORATION

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

July 1, 2004

Common - 21,519,518 shares

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

(A Development Stage Company)

Interim Financial Statements

June 30, 2004

(Unaudited)

MPAC RESOURCES CORPORATION

(formerly MPAC Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Stated in US Dollars)

(Unaudited)

MPAC RESOURCES CORPORATION

(formerly MPAC Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

June 30, 2004 and September 30, 2003

(Stated in US Dollars)

(Unaudited)

	June 30,	September 30,
ASSETS	2004	2003
Current
Cash and cash equivalents	$ 3,734	$ -
Accounts receivable	26,090	345
Current assets of discontinued operations - Note 5	-	21,073

	$ 29,824	$ 21,418

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 169,277	$ 144,203
Loans payable	8,622	185,941
Demand loans	171,629	144,616
Current liabilities of discontinued operations - Note 5	-	344,832

	349,528	819,592

STOCKHOLDERS' DEFICIENCY
Common stock - Notes 3 and 6
100,000,000 of authorized shares with no par value:
21,519,518 shares issued and outstanding (September 30, 2003: 8,291,518)	576,411	8,291
Additional paid-in capital	1,241,484	605,854
Shares allotted	-	4,370
Deficit accumulated during the development stage	(774,045)	(137,347)
Accumulated other comprehensive loss	(101,619)	(17,407)
Accumulated deficit	(1,261,935)	(1,261,935)

	(319,704)	(798,174)

	$29,824	$21,418

MPAC RESOURCES CORPORATION

(formerly MPAC Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF LOSS

for the three and nine months ended June 30, 2004 and 2003

and October 1, 2002 (Date of Inception of Development Stage) to June 30, 2004

(Stated in US Dollars)

(Unaudited)

					October 1,
					2002 (Date of
					Inception of
					Development
	Three months ended		Nine months ended		Stage) to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004
Expenses
Accounting and audit fees	$ -	$ -	$ 5,122	$ -	$24,207
Automobile	290	-	512	-	512
Consulting fees	54,549	5,792	72,790	12,415	73,003
General and administrative	1,325	1,259	1,950	3,769	2,574
Interest and bank charges	-	-	119	-	119
Interest on long-term debt	3,014	3,128	9,654	8,402	29,869
Legal fees	5,787	7,330	5,787	18,246	24,033
Management fees	-	-	16,050	22,885	57,569
Transfer agent fees	2,828	-	3,436	-	6,595
Travel	6,160	-	6,517	1,344	7,861

	73,953	17,509	121,937	67,061	226,342

Loss from continuing operations	(73,953)	(17,509)	(121,937)	(67,061)	(226,342)
Income (loss) from discontinued Operations - Note 5	122,311	(10,137)	(514,761)	(31,005)	(547,703)

Net income (loss) for the period	48,358	(27,646)	(636,698)	(98,066)	(774,045)
Other comprehensive gain (loss)
Foreign currency adjustment	(890)	(12,760)	(84,212)	(22,212)	(101,619)

Comprehensive income (loss)	$47,468	$(40,406)	$(720,910)	$(120,278)	$(875,664)

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted income (loss) per share from discontinued operations	$ 0.01	$(0.00)	$(0.04)	$(0.00)

Basic and diluted income (loss) per share for the period	$ 0.01	$(0.00)	$(0.05)	$(0.01)

Weighted average number of shares outstanding	13,151,645	8,099,092	13,151,645	8,099,092

MPAC RESOURCES CORPORATION

(formerly MPAC Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended June 30, 2004 and 2003

and October 1, 2002 (Date of Inception of Development Stage) to June 30, 2004

(Stated in US Dollars)

(Unaudited)

			October 1,
			2002 (Date of
			Inception of
			Development
	Nine months ended		Stage) to
	June 30,		June 30,
	2004	2003	2004
Operating Activities
Comprehensive income (loss) for the period from continuing operations	$ (206,149)	$(137,517)	$(327,961)
Items not including cash:
Reduction in carrying value of capital assets	-	-	4
Foreign exchange	66,991	24,172	24,471
Changes in non-cash working capital balances consist of:
Amounts receivable	(25,745)	-	(25,678)
Investment tax credits receivable	-	86,920	86,920
Accounts payable and accrued liabilities	25,074	27,169	74,376

Net cash provided by (used in) operating activities	(139,829)	744	(167,868)

Financing Activities
Loans payable repayments	-	(9,558)	8,622
Increase (decrease) in demand loans	27,031	8,814	46,530
Issuance of share capital	116,450	-	116,450

Net cash provided by (used in) financing activities	143,563	(744)	171,602

MPAC RESOURCES CORPORATION Continued

(formerly MPAC Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended June 30, 2004 and 2003

and October 1, 2002 (Date of Inception of Development Stage) to June 30, 2004

(Stated in US Dollars)

(Unaudited)

			October 1,
			2002 (Date of
			Inception of
			Development
	Nine months ended		Stage) To
	June 30,		June 30,
	2004	2003	2004
Increase in cash from continuing operations	$ 3,734	$ -	$ 3,734
Decrease in cash from discontinued operations - Note 5	(19,383)	(21,852)	-

Decrease in cash during the period	(15,649)	(21,852)	-

Cash, beginning of period	19,383	41,235	-

Cash, end of period	$ 3,734	$ 19,383	$ 3,734

Cash, is comprised as follows:
- continuing operations	$ 3,734	$ -
- discontinued operations	-	19,383

Cash, end of the period	$ 3,734	$ 19,383

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

Non-cash Transactions - Note 6

MPAC RESOURCES CORPORATION

(formerly MPAC Corporation)

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

for the year ended September 30, 2003 and for the nine month period ended June 30, 2004

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated	Accumulated
			Additional		During the	Other
	Common Stock		Paid-in	Shares	Development	Comprehensive	Accumulated
	Shares	Amount	Capital	Allotted	Stage	Income (loss)	Deficit	Total
Balance, September 30, 2002	8,291,518	$8,291	$605,854	$4,370	$ -	$ -	$ (1,261,935)	$ (643,420)
Net loss for the year ended September 30, 2003	-	-	-	-	(137,347)	(17,407)	-	(154,754)

Balance, September 30, 2003	8,291,518	8,291	605,854	4,370	(137,347)	(17,407)	(1,261,935)	(798,174)
Pursuant to debt settlement agreements	4,473,000	447,300	-	-	-	-	-	447,300
Pursuant to an acquisition agreement - Note 3	6,400,000	4,370	635,630	(4,370)	-	-	-	635,630
Pursuant to a private placement - Note 3	2,355,000	116,450	-	-	-	-	-	116,450
Net loss for the period ended June 30, 2004	-	-	-	-	(636,698)	-	-	(636,698)
Other comprehensive loss for the period ended June 30, 2004	-	-	-	-	-	(84,212)	-	(84,212)

Balance, June 30, 2004	21,519,518	$576,411	$1,241,484	$ -	$(774,045)	$(101,619)	$ (1,261,935)	$ (319,704)

MPAC RESOURCES CORPORATION

(formerly MPAC Corporation)

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's September 30, 2003 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's September 30, 2003 annual financial statements.

On April 21, 2004, the Company changed its name from MPAC Corporation to MPAC Resources Corporation.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2004, the Company has a working capital deficiency of $319,704 and has accumulated losses of $774,045 since inception of the development stage. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3 Common Stock

i) Authorized:

100,000,000 common shares without par value

ii) Commitments:

Stock-based Compensation Plan

The Company has granted employees and directors common stock purchase options. These options are granted with an exercise price equal to the market price of the Company's stock on the date of the grant.

Note 3 Common Stock - (cont'd)

ii) Commitments: - (cont'd)

Stock-based Compensation Plan - (cont'd)

A summary of the status of the stock option plan as of June 30, 2004 and 2003 and changes during the periods then ended is presented below:

	June 30, 2004		June 30, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	-	-	-	-
Granted	3,050,000	$0.10	-	-

Options outstanding end of period	3,050,000	$0.10	-	-

The 3,050,000 common stock purchase options are exercisable at $0.10 per share and have an expiry date of March 12, 2009.

The compensation charge associated with directors' options in the amount of $492,880 is not recognized in the financial statements, but included in the pro-forma amounts below. These compensation charges have been determined under the fair value method, using the Black-Scholes option pricing model with the following assumptions:

Weighted average fair value of options granted $0.16

Expected dividend yield 0.0%

Expected volatility 120.4%

Risk-free interest rate 3.75%

Expected term in years 5.0

Note 3 Common Stock - (cont'd)

ii) Commitments: - (cont'd)

Stock-based Compensation Plan - (cont'd)

Had the fair value method been used for those options issued to directors, the Company's net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

Nine months ended
June 30, 2004
Net loss As reported	$(636,698)
Pro-forma	$ (1,129,578)
Basic and diluted loss per share As reported	$(0.05)
Pro-forma	$(0.09)

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

Note 4 Contingencies and Commitments

Commitments

On May 5, 2000, the Company allotted 250,000 common shares to be issued as a finder's fee related to the acquisition of Micron Milling and Packing Company Ltd.. These common shares will be issued when the shareholders of 805332 Alberta Ltd. ("805332") exercise their conversion rights and have been valued on the same basis as the 805332 conversion right, at nominal value.

On October 4, 2000, 70,000 common shares were allotted for the future issue to a financing consultant in conjunction with services rendered. These common shares are valued on the basis of the fair value of the consulting work and cash consideration received by the Company for common shares at the time agreement for the services was reached and were issued when the services were completed.

Note 5 Discontinued Operations

On May 10, 2004, the Company disposed of its inactive wholly-owned subsidiary, Micron Milling and Packaging Company Ltd. ("Micron"). to a director of the Company for $1. The Company has shown costs related to Micron as discontinued operations, including the issuance of 6,400,000 common shares at $0.10 per share, such shares having previously been allotted. The gain on disposal of subsidiary is determined as follows:

Proceeds	$ 1

Net asset deficiency of subsidiary disposed of:
Current assets	11,721
Current liabilities	(134,031)

(122,310)

Gain on disposal of subsidiary	$ 122,311

Note 5 Discontinued Operations - (cont'd)

The consolidated balance sheets include the following amounts related to the discontinued operations of Micron.

	June 30,	September 30,
	2004	2003
Cash and cash equivalents	$ -	$ 19,450
Accounts receivable	-	1,623

Current assets of discontinued operations	$ -	$21,073

Accounts payable	$ -	$141,657
Demand loans	-	203,175

Current liabilities of discontinued operations	$ -	$344,832

Note 5 Discontinued Operations - (cont'd)

Loss from discontinued operations is determined as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Expenses
Bank charges and interest	$ -	$ 109	$ 478	$ 170
Consulting	-	7,433	-	14,056
General and administrative	-	139	61	7,184
Interest on Long-term debt	-	-	-	411
Legal	-	-	-	1,579
Management fees	-	3,295	903	3,295
Other income	-	(2,830)	-	(4,192)
Rent	-	1,991	-	6,509
Travel	-	-	-	1,627
Wages	-	-	-	366

	-	(10,137)	(1,442)	(31,005)

Gain on disposal of subsidiary	-	-	122,311	-
Share issuance on disposal	-	-	(635,630)	-

	-	(10,137)	(514,761)	(31,005)

Note 6 Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the nine months ended June 30, 2004:

    The Company issued 4,473,000 common shares at $0.10 per share to settle loans payable totaling $447,300.

    The Company issued 6,400,000 common shares at $0.10 per share ($640,000) pursuant to the former shareholders of 805332 Alberta Ltd. converting their shares to that of the Company. The amount added to share capital is net of the nominal amount previously recorded.

Note 7 Comparative Figures

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

Overview

We were incorporated under the laws of the State of Nevada on July 18, 1998 for the purpose of raising capital to acquire a processing plant and machinery necessary to undertake production of sulfur-based plant nutrient fertilizers and fungicides. Our subsidiary, Micron, was incorporated under the laws of Alberta on August 20, 1998. Subsequent to the end of the Quarter ending March 31, 2004 the company disclosed in an 8-K filing the refocusing of its efforts into the mining resource sector. Shortly thereafter and pursuant to that change of focus, the company disclosed in another 8-K filing an agreement dated May 10, 2004 to sell a 100% interest in our wholly owned subsidiary, Micron Milling & Packaging Company Ltd. ("Micron").

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at June 30, 2004, the Company has a working capital deficiency of $319,704 and has accumulated losses of $774,045. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

Progress Report from April 1, 2004 to June 30, 2004

The Company had no sales for the Quarter ending June 30, 2004.

Results of operations for the three months ended June 30, 2004 ("2004") compared to the three months ended June 30, 2003 ("2003").

Sales revenues for the three months ended June 30, 2004 were nil as compared to sales of nil for the three months ending June 30, 2003 and nil for the nine months ended June 30, 2004 compared with sales of nil for the nine months ended June 30, 2003. Expenses for the three months ended June 30, 2004 were $73,953 compared with expenses of $17,509 for the three months ended June 30, 2003. The increase reflects the increase in consulting fees as a result of the company's activity in pursuit of opportunities in the mining and resources sector. For the nine months ended June 30, 2004 expenses were $121,937 compared with expenses of $67,061 for the nine months ended June 30, 2003. The increase in expenses reflects the increase in consulting fees paid during the most recent two quarters in pursuit of opportunities in the mining and resources sector.

Net income for the three months ended June 30, 2004 was $48,358 compared to a net loss of $27,646 for the three months ended June 30, 2003. For the nine months ended June 30, 2004 loss was $636,698 compared with losses of $98,066 for the nine months ended June, 2003. The income for the quarter ending June 30, 2004 was entirely due to a gain recorded upon the discontinuation of operation of Micron. The increased loss for the nine month period ending June 30, 2004 was due to the issuance of 6,400,000 shares related to Micron as discontinued operations, at $0.10 per share.

Current assets at June 30, 2004 totaled $29,824 as compared with the current assets of $21,418 at September 30, 2003. No inventory was held at June 30, 2004.

For the three months and nine months ended June 30, 2004, there were no capital expenditures. Total liabilities at June 30, 2004 were reduced to $349,528 compared to $819,592 at September 30, 2003 due to a reduction of liabilities from discontinued operations as well as the settlement of debt with certain creditors.

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

We do not have any material commitments for capital expenditures as of June 30, 2004.

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

Item 2. Changes in Securities

On June 23, 2004 we issued 2,133,000 shares of common stock in settlement of $213,300 of debt. This issuance was previously reported in a 10-QSB filing but not completed until June 23, 2004. On July 25, 2004 we issued 200,000 shares of common stock to a former officer and director of the company in settlement of debt.

On July 25, 2004 we issued 1,600,000 common shares pursuant to a private offering of securities and on July 25, 2004 we issued 555,000 common shares pursuant to a private offering of securities. These private offerings generated gross proceeds of $107,750. The proceeds will be used for working capital.

Item 3. Defaults upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

On April 11, 2004, a resolution to amend the Registrant's Articles of Incorporation to change the name of the company to "MPAC Resources Corporation was adopted by a vote of the majority stockholders of the Registrant.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8K

(a) Exhibits

99.1 Certification of David R. Uppal, President (Principal Executive Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of David Uppal, Director (Principal Financial Officer), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K dated April 30, 2004 under Items 5 and 7 regarding the change of the company's name to MPAC Resources Corporation and under Item 7 regarding the issuance of a news release dated April 30, 2004 issued by MPAC Resources Corporation announcing the company's move into the mining resource sector. The Registrant filed a Current Report on Form 8-K dated May 10, 2004 under Item 2 regarding sale of it 100% owned subsidiary, Micron Milling and Packaging Company Ltd. and under item 7 regarding unaudited consolidated statements of operations give effect to the disposal of Micron Milling & Packaging. The Registrant filed a Current Report on Form 8-K dated June 3, 2004 under Item 6 regarding the resignation of Peter Guest, an officer and director of the company.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 23, 2004 MPAC RESOURCES CORPORATION

By: /s/ David R. Uppal

David R. Uppal

Chief Executive Officer, Director

By: /s/ David R. Uppal

David R. Uppal

Principal Financial Officer, Director

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, David R. Uppal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MPAC Resources Corporation;

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

Date: August 23, 2004

/s/ David R. Uppal

David R. Uppal

Chief Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, David R. Uppal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MPAC Resources Corporation:

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

Date: August 23, 2004

/s/ David R. Uppal

David R. Uppal

Chief Financial Officer

EXHIBIT 99.1

CERTICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of MPAC Resources Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David R. Uppal, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ David R. Uppal

David R. Uppal

Chief Executive Officer

EXHIBIT 99.2

CERTICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of MPAC Resources Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David R. Uppal, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ David R. Uppal

David R. Uppal

Chief Financial Officer