Form 10QSB/A
period 2004-06-30
MPAC RESOURCES CORP
filed 2004-08-31
CIK 1079222

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

Proceeds	$ 1

Net asset deficiency of subsidiary disposed of:
Current assets	11,721
Current liabilities	(134,031)

(122,310)

Gain on disposal of subsidiary	$122,311

Note 5 Discontinued Operations - (cont'd)

The consolidated balance sheets include the following amounts related to the discontinued operations of Micron.

	June 30,	September 30,
	2004	2003
Cash and cash equivalents	$ -	$19,383
Accounts receivable	-	1,690

Current assets of discontinued operations	$ -	$21,073

Accounts payable	$ -	$141,657
Demand loans	-	203,175

Current liabilities of discontinued operations	$ -	$344,832

Cash flows from discontinued operations are as follows:

			October 1,
			2002 (Date of
			Inception of
			Development
	Nine months ended		Stage) To
	June 30,		June 30,
	2004	2003	2004
Operating Activities
Net income (loss) for the period	$(514,761)	$(31,005)	$(547,868)
Items not involving cash:
Gain on disposal of subsidiary	(122,311)	-	(122,311)
Foreign exchange	-	(15,927)	(15,927)
Share issuance on disposal	635,630	-	635,630
Changes in non-cash working capital balances consist of:
Accounts receivable	1,690	4,517	6,207
Investment tax credits receivable	-	86,920	86,920
Prepaid expenses	-	(100)	(100)
Due to intercompany	-	(46,931)	-
Accounts payable and accrued liabilities	(7,910)	13,508	2,004
Demand loans	-	(10,604)	(10,604)
Due to shareholders	-	(22,230)	(22,230)

	(7,662)	(21,852)	11,721

Note 5 Discontinued Operations - (cont'd)

Decrease in cash from discontinued operations prior to disposal	(7,662)	(21,852)	11,721
Cash balance of subsidiary on disposal	(11,721)	-	(11,721)

Decrease in cash from discontinued operations during the period	$(19,383)	$(21,852)	$ -

Loss from discontinued operations is determined as follows:

					October 1,
					2002 (Date of
					Inception of
					Development
	Three months ended		Nine months ended		Stage) To
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004
Expenses
Bank charges and interest	$-	$109	$478	$170	$726
Consulting fees	-	7,433	-	14,056	14,358
General and administrative	-	139	61	7,184	7,245
Interest on long-term debt	-	-	-	411	411
Legal fees	-	-	-	1,579	1,579
Management fees	-	3,295	903	3,295	4,306
Other income	-	(2,830)	-	(4,192)	(4,192)
Rent	-	1,991	-	6,509	7,316
Travel	-	-	-	1,627	2,434
Wages	-	-	-	366	366

Loss before other items	-	(10,137)	(1,442)	(31,005)	(34,549)
Other items
Gain on disposal of subsidiary	-	-	122,311	-	122,311
Share issuance on disposal	-	-	(635,630)	-	(635,630)

	$-	$(10,137)	$(514,761)	$(31,005)	$(547,868)

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