Form 10KSB
period 2004-09-30
AMERICAN UNITED GOLD CORP
filed 2005-02-18
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

000-49951

(Commission File Number)

AMERICAN UNITED GOLD CORPORATION

(Name of small business issuer in its charter)

NEVADA 91-2084507

(State or other jurisdiction) (IRS Employer of incorporation or organization Identification No.)

555 Burrard Street, Suite 900
Vancouver , B.C., CANADA
V7X 1M8
(Address of principal executive offices) (Zip Code)

Issuers telephone number: (604)-692-2808

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

Based on the closing sales price of the Common Stock on January 1, 2005, the aggregate market value of the voting stock of registrant held by non-affiliates was $920,965.

As of January 1, 2005 the registrants outstanding common stock consisted of 10,659,759 shares.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Page

PART I

Item 1: Description of Business 2

Item 2: Description of Property 23

Item 3: Legal Proceedings 24

Item 4: Submission of Matters to a Vote of Security Holders 24

PART II

Item 5: Market for Common Equity and Related Stockholder Matters 25

Item 6: Management's Discussion and Analysis 31

Item 7: Financial Statements 41

Item 8: Changes in and Disagreements with Accountants and Financial Disclosure 41

PART III

Item 9: Directors and Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act 41

Item 10: Executive Compensation 45

Item 11: Security Ownership of Certain Beneficial Owners 42

Item 12: Certain Relationships and Related Transactions 48

Item 13: Exhibits and Reports on Form 8-K 49

Item 14: Controls and Procedures 52

SIGNATURES

CERTIFICATIONS PURSUANT TO SECTION 302

FINANCIAL STATEMENTS

EXHIBITS

FORM 10-KSB

AMERICAN UNITED GOLD CORPORATION

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY HISTORY

We were incorporated in the State of Nevada on November 30, 1998. We were originally organized to engage in the business of processing elemental sulfur for applications as plant nutrient fertilizers and fungicides.

We operated from approximately January 1999 through approximately November 2002, when we ceased all operations. Operations were conducted through a subsidiary, Micron Milling and Packaging Company Ltd. and on May 10, 2004 we sold our 100% interest in the subsidiary, Micron Milling & Packaging Company Ltd. for a nominal cash consideration of $1.00.

On or about March 12, 2004, the directors determined that it was in the best interest of our stockholders to become active in the mineral resource sector. We are considered an exploration stage company. Our office is currently located 555 Burrard Street, Suite 900, Vancouver, B.C., CANADA V7X 1M8. The telephone number is (604) 692-2808. We maintain a website at www.americanunitedgold.com. Information contained on our website does not form part of this annual report on Form 10-KSB.

On March 12, 2004 Mr. Adam Smith, Mr. Paul Uppal, Mr. David Uppal and Mr. Michael Laidlaw were our sole officers and directors. At this time, they were responsible for maintaining the Company in compliance with all SEC and other rules and regulations and for finding a suitable business opportunity to acquire or merge with the Company.

On March 12, 2004, Dr. Peter Guest was appointed to the board of directors and as an officer. Also on March 12, 2004 Mr. Paul Uppal resigned as a director and officer of the Company. The resignation was offered for personal reasons and not for any disagreement with management of the Company or its policies. Mr. Uppal and the Company parted ways on good terms.

On April 21, 2004, we filed an Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada changing the name of our Company to "MPAC Resources Corporation".

On May 31,2004 MPAC Resources Corporation accepted a letter of resignation from Dr. Peter Guest, resigning from the board of directors and as Chief Executive Officer of the company. The resignation was offered for personal reasons. The resigning director and the company part ways on good terms and with no outstanding issues.

At a Special Meeting of the shareholders of the company held on July 16, 2004 Mr. David Uppal, Mr. Scott Biddle, and Mr. Rajpal Uppal were elected to serve as members of the Board of Directors of the company.

On August 19, 2004, the Registrant filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada changing the name of the Registrant to "United American Gold Corporation". On September 28, 2004, the Registrant filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada reflecting a reverse stock split on a two for one basis. As a result of the reverse split, every two shares of common stock will be consolidated into one share of common stock. On October 4, 2004, we began trading under a new trading symbol to reflect the company name change and reverse split of the common stock. The new trading symbol is AMUG.

The Board of Directors of the Registrant adopted an Amended and Restated Bylaws effective August 30, 2004. The new Bylaws are now more comprehensive and are intended to better reflect the appropriate flexibility and controls required by the Registrant as a public company. The new Bylaws provide for several changes including the following: Actions of the Board of Directors taken without a meeting can now only be passed by unanimous consent of all directors instead of by a majority. Meetings of stockholders are now to be held within 180 days after the fiscal year end, and require a quorum of one-third of the voting shares instead of one-half. Action taken by stockholders without a meeting require the same majority approval as if taken at a meeting, instead of the impractical unanimous shareholder approval required under the former Bylaws. The provision relating to the indemnification of officers and directors was expanded to reflect the provisions of Nevada corporate laws, as well as bring the provisions in line with industry standards for reporting companies.

On November 29, 2004 the Company appointed Mr. William H. Anderson CEO and Chairman, Mr. Kenneth R. Thorsen as Vice President of Exploration, Mr. Steve S. Kubota has been appointed as Vice President of Corporate Communications, and Mr. Chand S. Jagpal was appointed as Chief Financial Officer and Corporate Secretary. Also on this date all of the foregoing individuals became directors of the company. The foregoing appointments were made in anticipation of the acquisition of 100% of the outstanding shares of Anderson Gold (China) Inc., the company having entered into a Letter of Intent for the purpose of completing such acquisition.

On December 17, 2004, the Registrant entered into a formal agreement to acquire 100% of Anderson Gold (China) Inc ("Anderson Gold"), a British Columbia incorporated company. Anderson Gold, via a Joint Venture Agreement with Guizhou Gold Corporation ("GGC"), a Chinese corporation, has the rights to earn an 85% interest in the Daguan gold exploration property located in Guizhou, China. Anderson Gold can earn up to an 85% interest in this gold target with an expenditure of up to $1,780,000 towards exploration and development work on the property and payments totaling up to $230,000 to Guizhou Gold Corporation ("GGC") over a four year period. American United will issue 10,000,000 of its common shares to be held in escrow and released to the shareholders of Anderson Gold in exchange for 100% of the common shares of Anderson Gold. The release will be made in stages determined by the completion of certain milestones in exploration and development spending and the completion of required payments to GGC.

The Daguan Property covers an area of 19 km2 of a Carlin-style gold target. Local miners operating approximately 500 meters from the northern border of the Daguan Property on a property immediately adjacent to the Daguan property have been extracting approximately 2000 tonnes of ore a day from the main mineralized fault which is believed to continue through the Dagaun Exploration Property and which will be the target of our exploration work. A small artisanal mining operation on the Daguan Exploration Property has been extracting unknown quantities of ore.

PLAN OF OPERATION

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is gold. We do not consider ourselves a "blank check" company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. Other than the arrangement with Anderson Gold described above we currently have no plans to merge with or acquire another company in the next 12 months.

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. The company has not made a determination as to whether we would develop to production any commercially viable ore body that we may discover or sell any such ore body to a to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have optioned in China contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. There has been no indication as yet the property that is the subject of our option with Anderson Gold contains a commercially viable mineral deposit. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Title to our Daguan property has not been transferred to us. Title to our property is recorded in the name of Anderson Gold Limited (China). If we fail to complete the payments required to earn the interest in Anderson Gold as outlined in the Option Agreement we will have nothing. If Anderson Gold transfers title to another party, it will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease exploration activity.

MapPoint
SHANDONG
QINGHAI
GANSU
SHAANXI
SICHUAN
TIBET
CHINA
HUBEI
GUIZHOU
HUNAN
JIANGXI
ANHUI
FUJIAN
GUANGDONG
YUNNAN
HAINAN
INDIA
MYANMAR
VIETNAM
LAOS
THAILAND
Xining
Baiyin
Lanzhou
Yan'an
Yichuan
Changzhi
Anyang
Jining
Xinxiang
Jiaozuo
Tengxian
Zaozhuang
Xuzhou
Baoji
Xi'an
Zhengzhou
Kaifeng
Pingdingshan
Xuchang
Yancheng
Yushu
Hanzhong
Nanyang
Huainan
Shiyan
Ankang
Xinyang
Nanjing
Nantong
Zaoyang
Hefei
Wuxi
Qamdo
Tongling
Wuhu
Jingmen
Chengdu
Wuhan
Gongga Shan
7556 m
(24,790 ft)
Quxian
Yichang
Anqing
Shashi
Huangshi
Leshan
Jingdezhen
Yueyang
Zigong
Chongqing
Changde
Nanchang
Qingjiang
Zunyi
Huaihua
Changsha
Taipi Duidam
Xinyu
Shaoyang
Shaowu
Panzhihua
Guiyang
Hengyang
Fuzhou
Liupanshui
Duyun
Ganzhou
Guilin
Kunming
Liuzhou
Xiamen
Mong Si
Pang Long
Guangzhou
Canton
Tropic of Cancer
Nanning
Mandalay
Cao Bằng
Hekou
Macao
Hong Kong
Taunggyi
Cẩm Phả
Hanoi
Haiphong
Zhanjiang
Nam Định
Haikou
Gulf of Tonkin
Vinh
South China Sea
Chiang Mai
Lampang
Pegu
Vientiane
Đồng Hới
Paracel Islands (disputed)
Yangon
Rangoon
Huế
Khon Kaen
Đà Nẵng
©2004 Microsoft Corp

Figure 1 Property Location

Figure 1 Property Location

multimap
Wangmo
Guiyang
Kunming
Zunyi
Anshun
Duyun
Kaili
Qujing
Zhaotong
Weining
Lupanshui
Gaoyuan
Yungui
Dongchuan
Xuanwei
Zhanyi
Malong
Songming
Fumin
Yiliang
Luliang
Shizong
Luoping
Xingyi
Xingren
Anlong
Ceheng
Zhenfeng
Guanling
Ziyun
Puding
Zhenning
Qingzhen
Pingba
Longli
Huishui
Luodian
Pingtang
Dushan
Sandu
Libo
Nandan
Hechi
Jiuxu
Donglan
Fengshan
Leye
Lingyun
Tianlin
Xilin
Longlin
Pu'an
Qinglong
Panxian
Fuyuan
Guishun
Luzhi
Zhijin
Nayong
Qianxi
Xiuwen
Dafang
Bijie
Jinsha
Changshi
Renhuai
Gulin
Chishuihe
Maoba
Weixin
Daguan
Yiliang
Banqiao
Zhenxiong
Hezhang
Kaiyang
Xifeng
Guiding
Fuquan
Majiang
Danzhai
Leishan
Taijiang
Jianhe
Sansui
Shibing
Yuqing
Jiangjiehe
Weng'an
Meitan
Suiyang
Sinan
Yinjiang
Jiangkou
Tongren
Shiqian
Cengong
Zhenyuan
Yuping
Wanshan
Xinhuang
Tianzhu
Jinping
Liping
Rongjiang
Congjiang
Sanjiang
Huanjiang
Luocheng
Rongshui
Huaiyuan
Yizhou
Liuzhou
Shangchao
Leye
Yuxi
Chenggong
Chengjiang
Huidong
Qiaojia
Ningnan
Puge
Butuo
Jinyang
Ludian
Daqiao
Huize
Xundian
Wuding
Luxi
Mile
Shilin
Fule
Wu Jiang
Sancha He
Liuchong He
Beipan Jiang
Nanpan Jiang
Hongshui He
Duliu Jiang
Qingshui Jiang
Jinsha Jiang
Yachi He
© Collins Bartholomew Ltd 2003
100 Km

Figure 2 Location Map

Banjiang
Daguan
Sanglan
g
Jiaolang
N
100 Km
©2003 Global Insight 3.1

Figure 3 Property Location map

Map of Daugan Property located in China

Option Agreement for Anderson Gold (China) Inc.

Pursuant to an Option Agreement with Anderson Gold (China) Inc. ("Anderson Gold") we have the option to earn a 100% interest in Anderson Gold. Anderson Gold is a British Columbia incorporated company that holds an option to earn up to an 85% interest in the Daguan property located in Guizhou Province, China. The properties are held under in a joint venture company in which the two partners are Anderson Gold Corporation and the Guizhou Gold Corporation (GGC). Anderson Gold Corporation holds an option on "The Wangmo Properties" which consist of four groups of licenses totaling 149 square kilometers. The four exploration licenses are currently owned by GCC. Anderson Gold Corporation and GGC have set up a joint venture company in which Anderson Gold Corporation can earn up to an 85% interest in the properties by investing a total of US$1.78 million into the joint venture company to be used for exploration and development of the properties and by paying a total of US$230,000 in staged option payments to GGC. GGC will have an initial 25% per cent interest by presenting clear title to the properties and giving all past data on the properties to the joint venture company. Anderson Gold Corporation can earn its final 10% (bringing the total interest to 85%) by placing a property into production. By agreement with GGC, the license and rights owned by GGC to The Daguan Property, one of the four properties that makes up the Wangmo Properties, shall be held by Anderson Gold (China) Inc. as part of the option.

American United may exercise its Option ("the Option") to acquire a 100% interest in Anderson Gold (China) Inc. ("Anderson Gold") by contributing to the capitalization of the Joint Venture Company up to $1,780,000 in connection with the Daguan Project, and paying to Anderson Gold up to $230,000, and issuing to the Shareholders 10,000,000 shares on the common stock (as presently constituted) of AMUG as fully paid and non-assessable in accordance with the schedule set forth in subsections 1.2(a) through 1.2(d) of the SHARE PURCHASE AGREEMENT entered into on December 17, 2004. Funds provided to capitalize the Joint Venture Company will be expended in accordance with the requirements of the Exploration Program. If a decision to proceed to a Feasibility Study to determine the viability of mining, funds provided to capitalize the Joint Venture Company will be expended towards such work. Following the execution of the SHARE PURCHASE AGREEMENT and before March 31, 2005, American United may exercise the Option as to 25% of the Anderson Gold Shares by causing to be carried out an exploration work program as recommended by a qualified engineer or geologist with a budget of no less than $100,000. Provided that American United has previously exercised the Option as set out above, a further 25% of the Anderson Gold Shares may be acquired on or before June 30, 2005 by making a payment to Anderson Gold of $80,000, releasing of 2,000,000 American United Shares from escrow, causing to be carried out mining exploration and/or development work in respect of the Daguan Project as recommended by a qualified engineer or geologist with a budget of no less than $200,000. Provided that American United has previously exercised the Options as set out above it may exercise the Option as to a further 25% of the Anderson Gold Shares by March 31, 2009 by releasing a further 4,000,000 shares in American United Shares from escrow on or before March 31, 2006 and causing to be carried out certain exploration, and/or development work in respect of the Daguan Project, as defined in the Agreement between Anderson Gold Corporation and GGC, or such other continuing work program as shall be recommended by a qualified engineer or geologist with a total budget of no less than $600,000 before March 31, 2009. Provided that American United has previously exercised the Option as set out above, American United may exercise the Option as to the final 25% of the Anderson Gold Shares following the completion of the Stage 3 Program and before the fourth anniversary of the establishment of the Joint Venture Company by making a payment of $100,000 to Anderson Gold and releasing a further 4,000,000 AMUG Shares from escrow and causing to be carried out the Stage 4 mining acquisition, exploration and/or development work in respect of the Daguan Project certain exploration, and/or development work in respect of the Daguan Project, as defined in the Agreement between Anderson Gold Corporation and GGC with a budget of no less than $880,000.

An overview of our activities and obligations with respect to these properties are set forth below.

Daguan Property: The Daguan Property is within a 1 hour drive of the city of Wangmo which is located in Guizhou province, Peoples Republic of China (Figures 1, 2). Wangmo is approximately 200 km south of the Guizhou state capital city of Guiyang. Daguan is located 21 km (approx 40 minutes) east of Wangmo on a secondary road and then approximately 5 km north on a tertiary road to the center of the property.

We hold an option to earn a 100% interest in Anderson Gold which in turn has an option to earn an 85% interest in the Daguan Property located in Guizhou province, China. We have an option to acquire a 100% interest in Anderson Gold (China) Inc.

There is no drilled resource on the Daguan Property.

Exploration of the Daguan Property of a rudimentary nature has probably been ongoing for centuries. Small mercury, antimony, bismuth and gold showings abound throughout the area and the oxide zones have been mined in a small way. The earliest modern exploration was undertaken by the Guizhou Geological Survey in 1985 and 1986 and consisted of mapping at 1:50 000 scale and stream sediment sampling at 5 samples per square kilometer. Actual results of the stream sediment surveys are "private" and have not as yet been made available to AGC. We were allowed to have summary results for our actual claim blocks but there were no details provided other than that the very fine fraction of the stream sediments was used as the sample medium.

Anderson Golds exploration work on the Daguan Property to date has consisted of the completion of a site visit by Ken Thorsen in February of 2004 and the subsequent writing of a report on the property. As of the writing of this report Anderson Gold Corporation has not yet performed any exploration on the Wangmo gold projects other than the preliminary visit by the author and the sampling described in this report. Mr. Thorsen visited the property from February 10 to February 13, 2004 during which time he examined the property and took a total of 16 rock samples from mineralized showings which were subsequently assayed. Chip samples taken by the Mr. Thorsen of accessible fault hosted mineralization assayed from 0.26 g/t Au to 4.44 g/t Au. Meetings were held with geologists of the GGC and summary government geology and geochemistry maps were examined at those meetings. We were informed that there has never been any concentrated exploration conducted on any of the properties except for prospecting by locals and mining by illegal miners. There are no records available from the work of the prospectors or the illegal miners.

The Daguan property has been advanced, through the opening up of pits and trenches by illegal miners, to a stage whereby it may be possible in a very short period of time to develop a gold resource by doing some detailed mapping followed by trenching and drilling. Apart from the main area of illegal workings, the presence of other mineralization (the Maohaopo showing) shows the affinity of the Triassic sediments to host gold mineralization. If in fact the mineralized zones are buried by as little as a few meters of cap rock the illegal miners have no means of discovering the mineralization whereas a good geological mapping program will be able to extrapolate under the caps.

Permits necessary to undertake exploration work on the Daguan Property take the form of a Business License that is granted by the local authority in Guizhou province, China. Guizhou Gold Corp, Anderson Golds Joint Venture partner, is responsible for obtaining this as well as all permits and licenses that may be required by the Joint Venture Company to undertake its business. We anticipate receipt of licenses necessary to undertake exploration work during the first or second quarter of 2005.

In a report completed by Ken Thorsen an exploration program is recommended. It is recommended that the first step to be taken at Daguan is to purchase a satellite scene for the property and develop a structural pattern and the beginnings of a lithological map from the image. The topography is relatively steep and weathering bears such an important part in development of oxide zones along permissive ore host lithologies and possible mineralized structures that valuable information will be obtained from this study. The study should be followed up by ground truthing of the satellite interpretation and a detailed geological mapping and prospecting program. This could be assisted by a trenching program using either hand labor or a backhoe with the latter being preferable depending on accessibility.

Reverse circulation drilling of appropriate targets including at least a program to attempt to trace mineralization under the silicified sandstone on the west side of the open cuts dug by illegal miners should follow the mapping and prospecting program. It is anticipated that for the first phase of drilling, a series of fences with at least 2 x 100m holes per fence should be drilled at 200 meter intervals along the two kilometer strike length of the mineralized fault to test the possibility of oxide material under this siliceous cap and that a third hole should be drilled on each fence to test the tenor of primary ore within the main fault zone. Each of these holes would be approximately 150m long for a total of 350m m of drilling per fence and a total of approximately 10 fences for a total of 3500m of drilling.

The recommended exploration work is outlined in the following budget.

Table 2 Phase 1 and 2 Budgets on Daguan Property
ACTIVITY	COST ($CAD)
Phase I
Purchase and reduction of satellite image	5,000
Geological Interpretation of image (10 days @ $400/day	4,000
Geological mapping and prospecting (45 days @ $400/day; 90 man days @ $30/day)	20,700
Trenching	30,000
Assaying (200 samples @ $25/ sample)	5,000
Driver (45 days @ $30/day)	1,350
Vehicle rental (50 days @ $50/day)	2,500
Gas, and maintenance for vehicle	1,000
Room and board (180 man days @ $50/day)	9,000
Expat transportation including time and hotel	4,000
Drafting and printing	3,000
Report writing	3,000
Field supplies	2,500
Miscellaneous	2,500
Subtotal	93550
Overhead to manage program (10%)	9355
Total Phase 1	102,905

Phase 2

Reverse circulation drilling (3500 m @ $150/m all in)	525,000
Total Phase 2	525,000

Grand Total phase 1 and 2	627,905

Regional Geology

The area of the Daguan Property, the Dian-Qian-Gui area, lies along the south and southwest margin of the Yangtze Precambrian craton in southwestern China. The other area of prolific Carlin-style gold mineralization, the Qinling area, lies on the north side of the same craton (Figure 4). Regionally, tectonic zones in this area belong to the northwest trending Wangmei deformation zone. Deposition along this zone consisted of deep-water platform sediments in Permian time followed by a change to a tidewater depositional environment in Triassic times. Other than minor mafic to ultramafic sills and dykes, intrusive rocks are scarce in the area. Gold deposition in Dian-Qian-Gui area is associated with structural deformations in detachment faults, folds and the interference of the two. Most mineralization of any consequence is hosted by structural interference of Triassic sediments. There are also occurrences of skarn mineralization but none are known of significant size.

Figure 4.

Property Geology

Daguan Property

The Daguan property is underlain primarily by Triassic sediments including sandstones, limestones, dirty limestones and calcareous clastic sediments. One tight anticline in the northwest portion of the property exposes Permian limestones along a portion of the west northwest axis. Another anticlinal feature on the east side of a north northeast striking structure also exposes Permian limestones in its core. The structural regime is most important on this property since all gold showings and deposits appear to be associated directly with the structures. There is a major north northeast structure which may dip steeply east. The exposures of the structure show it to be approximately 25 to 40 meters wide and to consist of a silicified, hematized matrix surrounding fragments of silicified limey sediments. In the weathered zone, where most of the exposure is, the matrix is essentially oxidized to red-brown clays. Subsidiary structures to this major feature strike east to southeast with one major splay striking northeast. A second fault strikes sub parallel to the major fault is located approximately 2 kilometers east of the major fault. It is unfortunate that more information is not available in the mining area to define the fault but most of the pits have been back filled with leach pads or waste as mining continues along strike.

On the pit walls is was noted that the oxidation in the receptive Triassic units extends to a depth of at least 40 m below surface whereas the Permian limestones rocks are not visually oxidized. Hydrothermal fluids destroying rock tenor prior to the rocks being exposed to surface oxidizing effects undoubtedly assist in the "oxidation" of the Triassic units.

With the expertise provided by our Board of Directors together with consulting geology professionals that we will have to engage we can have the expertise required to explore the Daguan Property and to decide if we should pursue additional properties. The decisions involved will be based on information that will be provided by the vendor of the project and by information collected by our experts through independent due diligence, and include at least the following:

- A description of the project and the location of the property;
- The lands that will be subject to the exploration project;
- The royalties, net profit interest or other charges applicable to the subject lands;
- The estimated cost of any geophysical work contemplated; and
- The estimated acquisition costs, exploration costs and development costs of the property.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for sale of same. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result our not receiving an adequate return on invested capital.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in China. The federal government and various state and local governments have adopted laws and regulations regarding the protection of natural resources, human health and the environment. We will be required to conduct all exploration activities in accordance with all applicable laws and regulations. These may include requiring working permits for any exploration work that results in physical disturbances to the land and locating claims, posting claims and reporting work performed on the mineral claims. The laws and regulations may tell us how and where we can explore for natural resources, as well as environmental matters relating to exploration and development. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

There are no costs to us at the present time in connection with compliance with environmental laws. However, since we do anticipate engaging in natural resource projects, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Permits necessary to undertake exploration work on the Daguan Property take the form of a Business License that is granted by the local authority in Guizhou province, China. Guizhou Gold Corp, Anderson Golds Joint Venture partner, is responsible for obtaining this as well as all permits and licenses that may be required by the Joint Venture Company to undertake its business. We anticipate receipt of licenses necessary to undertake exploration work during the first or second quarter of 2005.

Certain Risk Factors

From time to time, the "Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

  Fluctuations in the market prices of gold

  General domestic and international economic and political conditions

  Unexpected geological conditions or rock instability conditions resulting in cave-ins, flooding, rock-bursts or rock slides

  Difficulties associated with managing complex operations in remote areas

  Unanticipated milling and other processing problems

  The speculative nature of mineral exploration

  Environmental risks

  Changes in laws and government regulations, including those relating to taxes and the environment

  The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations

  Fluctuations in interest rates and other adverse financial market conditions

  Other unanticipated difficulties in obtaining necessary financing

  The failure of equipment or processes to operate in accordance with specifications or expectations

  Labor relations

  Accidents

  Unusual weather or operating conditions

  Force majeure events

  Other risk factors described from time to time in the Companys filings with the Securities and Exchange Commission.

Many of these factors are beyond the Companys ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Lack of Proven Properties and Insufficient Exploration and Development Funds

At this point, all of the Companys exploration prospects and property interests are in the exploration stage. Additional funds are necessary in order for the Company to continue its exploration programs. Certain of the Companys planned expenditures on its properties are discretionary and may be increased or decreased based upon funds available to the Company.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not currently operate through any subsidiary or affiliate though the company continues to hold a 100% interest in 805332 Alberta Ltd which is inactive. Operations and exploration intended to be conducted in China will be conducted through Anderson Gold (China) Inc.

Patents and Trademarks

We do not own any patent or trademark.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our officers and directors provide planning and organizational services for us on a part-time basis.

Item 2.      DESCRIPTION OF PROPERTY.

Offices and Production Facilities

Our executive offices located at 900-555 Burrard, Street, Vancouver, BC have been provided by Chand Jagpal, a Director of the Company free of charge. We believe that our current facilities are adequate and suitable for our current use, which consists primarily of sales and marketing of our products, as well as reviewing opportunities and negotiations with potential partners and merger candidates. We are seeking to acquire new production facilities through a merger with a suitable production partner. Our facilities are adequately insured against perils.

Item 3. LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal actions pending, threatened, or contemplated against us other than as noted in the following paragraphs.

In a a civil action commenced in the Supreme Court of British Columbia on February 10, 2003 by D. Bruce Horton, Peter Krag-Hansen, Darcy Higgs and BMD Financial Inc. claiming a total of $204,534 in Canadian currency as repayment of a working capital loan to MPAC Corp. and 805332 Alberta Ltd., a subsidiary of the company. A former director, Adam Smith is also named in the action. A default judgment was obtained although no action has been commenced in an attempt to recover the funds. We are currently seeking to negotiate a settlement of the claim and expect to conclude this settlement in the near term.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On April 11, 2004, a resolution to amend the Registrant's Articles of Incorporation to change the name of the company to "MPAC Resources Corporation was adopted by a vote of the majority stockholders of the Registrant.

A Notice of Special Meeting was distributed to our stockholders on or about July 1, 2004, pertaining to the election of the Board of Directors At a special General Meeting of the shareholders held July 16, 2004 shareholders representing greater than 50% of the shares outstanding elected David Uppal, Scott Biddle, and Rajpaul Uppal to the constitute the Board of Directors of the company.

On August 19, 2004, a resolution to amend the Registrant's Articles of Incorporation to change the name of the company to "American United Gold Corporation" as well as to effect a reverse stock split on a two for one basis was adopted by a vote of the majority stockholders of the Registrant.

PART II.

Item 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTER

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "AMUG.OB". The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System.

The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2004.

* No Trades took place during these quarters. High and low bids are represented for these quarters. The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

As at September 30, 2004 there were 21,319,518 shares of our common stock issued and outstanding and approximately 63 stockholders of record and, following a reverse split of the companys shares on a one new for two old share reverse split, at February 1, 2005 there were 10,659,761 shares of our common stock issued and outstanding and approximately 57 stockholders of record

We have also reserved 125,000 shares of our common stock for issuance as a finders fee in connection with the acquisition of Micron, which is payable to third party finder.

Accordingly, on a fully diluted basis, our share capital would consist of 10,784,759 shares of common stock.

There are no contractual restrictions on the resale of any our outstanding common stock. As at December 31, 2004, there are shares of our common stock that are restricted from resale under Rule 144 promulgated under the U.S. Securities Act of 1933, as follows:

Number of Restricted Shares	Description
6,486,500	Shares issued pursuant to Rule 144(d)(3)(ii) and may be sold in accordance with the affiliate provisions of Rule 144.
250,000	Shares reserved for issuance that pursuant to Rule 144(d)(3)(ii) may be sold in accordance with Rule 144(k) when issued.
4,520,000	Shares held by affiliates that may be sold in accordance the affiliate rules set out in Rule 144.

Total restricted (issued and reserved): 6,761,000 shares

Total restricted held by Affiliates (issued and reserved): 4,520,000 shares

Total non-restricted: 4,023,759

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Empire Stock Transfer, 7251 West Lake Mead Boulevard, Suite 300, Las Vegas Nevada, 89125, phone, 702-562-4091. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares and stock warrants.

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

Recent Sales of Unregistered Securities

On March 11, 2004 we issued 3,200,000 shares of the common stock to a former Director and Officer of the company, Paul Uppal, who is an accredited investor (as defined in Rule 501(a) of Regulation D) and has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of this investment. The stock was issued in connection with the previous acquisition of Micron Milling and Packaging Ltd. During fiscal 2001, we issued 3,200,000 shares of the common stock of a subsidiary to Paul Uppal and 3,200,000 shares of the common stock of a subsidiary to David R. Uppal. The shares issued to the Uppals carried the right of conversion into shares of the company on a one to one basis. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

On March 11, 2004 we issued 3,200,000 shares of the common stock to a Director and Officer of the company, David R. Uppal, who is an accredited investor (as defined in Rule 501(a) of Regulation D) and has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of this investment. The stock was issued in connection with the previous acquisition of Micron Milling and Packaging Ltd. During fiscal 2001, we issued 3,200,000 shares of the common stock of a subsidiary to Paul Uppal and 3,200,000 shares of the common stock of a subsidiary to David R. Uppal. The shares issued to the Uppals carried the right of conversion into common shares of the company on a one to one basis. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

On March 11, 2004 we issued 1,170,000 to David R. Uppal, an Officer and Director of the Company, in settlement of $117,000 of outstanding debt. Mr. Uppal provided loans to the company totaling $117,000 which were used in the operation of the companys subsidiary, Micron Milling & Packaging Company Ltd. as well as in the general and administrative costs of the company. Mr. Uppal is an accredited investor (as defined in Rule 501(a) of Regulation D) and has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of this investment. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

On March 11, 2004 we issued 1,170,000 to Paul Uppal, a former Officer and Director of the Company, in settlement of $117,000 of outstanding debt. Mr. Uppal provided loans to the company totaling $117,000 which were used in the operation of the companys subsidiary, Micron Milling & Packaging Company Ltd. as well as in the general and administrative costs of the company. Mr. Uppal is an accredited investor (as defined in Rule 501(a) of Regulation D) and has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of this investment. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

On September 9, 2004, we issued 650,000 shares of common stock in settlement of $65,000 of debt owing to John Sprague. In January of 1999 Mr. Sprague provided a loan to the company totaling $65,000 which was used in the operation of the companys subsidiary, Micron Milling & Packaging Company Ltd. as well as in the general and administrative costs of the company. Mr. Sprague is an accredited investor (as defined in Rule 501(a) of Regulation D) and has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of this investment. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

On September 9, 2004, we issued 1,483,000 shares of common stock in settlement of $148,300 of debt owing to BDG Solvents Inc. . In January of 1999 BDG Solvents provided a loan to the company totaling $148,300 which was used in the operation of the companys subsidiary, Micron Milling & Packaging Company Ltd. as well as in the general and administrative costs of the company. BDG Solvents Inc. is an accredited investor (as defined in Rule 501(a) of Regulation D) and has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of this investment. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

On June 25, 2004 we issued an aggregate of 77,500 common shares pursuant to a private offering of securities shares pursuant to a private offering of securities to, two non-United States accredited investors, Hal McClinton and Jonathan Steele. These private offerings generated gross proceeds of $3,875. The proceeds will be used for working capital. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering. The issuance was made to accredited investors without any general solicitation or advertisement and a restriction on resale pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

On September 9, 2004 we issued an aggregate of 2,000,000 common shares pursuant to a private offering of securities shares pursuant to a private offering of securities to, three non-United States accredited investors, Anita Kang, Sonyia Bains, and Toni Chase-Smith. These private offerings generated gross proceeds of $100,000. The proceeds will be used for working capital. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering. The issuance was made to accredited investors, one of whom was an existing shareholder, without any general solicitation or advertisement and a restriction on resale pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should read this discussion together with our financial statements and related notes included elsewhere in this report.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this section and in certain other sections of this Form 10-KSB contain forward-looking statements. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

- Feasibility of the property which we have an interest or the right to acquire an interest;

- General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in political, social and economic conditions;

- Success of operating initiatives; changes in business strategy or development plans; management of growth;

- Availability, terms and deployment of capital;

- Costs and other effects of legal and administrative proceedings;

- Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

- Development risks and risks inherent in the natural resource industry and

- Other factors referenced in this report.

Because the risks factors referred to above could cause actual results or outcome to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in our filings with the Securities and Exchange Commission, news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. With this in mind, we have entered into an agreement to acquire Anderson Gold (China) Inc. a company with an option to acquire up to 85% of The Daguan Property, an exploration stage mineral property located in China. With adequate funding to meet all our obligations on our current project and a qualified and motivated management team, we are positioned to carry out the operations of a natural resource exploration company.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending September 30, 2005, we plan to conduct initial mineral exploration work on our optioned property with the aim of establishing reserves on the property and to actively look for new prospective properties in the United States. The funds in our treasury are insufficient to meet all planned activities as outlined below as a result of this, we hope to enter into a financing arrangements during the next twelve months (ending September 30, 2005).

We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our seven directors at a minimum to conserve capital. Our staffing in no way hinders our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the company.

We do not anticipate any equipment purchases in the next twelve months (ending September 30, 2005).

Following is an overview of the project work to date, as well as anticipated work for the next twelve months. Specific dates when work will begin, and how long it will take to complete each step is problematic because of the variables of weather, availability of work crews for a particular type of work, and the results of work that is planned, the outcome of which will determine what the next step on that project will be.

The Daguan Property

Anderson Golds exploration work on the Daguan Property to date has consisted of the completion of a site visit by Ken Thorsen in February of 2004 and the subsequent writing of a report on the property. As of the writing of this report Anderson Gold Corporation has not yet performed any exploration on the Wangmo gold projects other than the preliminary visit by the author and the sampling described in this report. Mr. Thorsen visited the property from February 10 to February 13, 2004 during which time he examined the property and took a total of 16 rock samples from mineralized showings which were subsequently assayed. Chip samples taken by the Mr. Thorsen of accessible fault hosted mineralization assayed from 0.26 g/t Au to 4.44 g/t Au. Meetings were held with geologists of the GGC and summary government geology and geochemistry maps were examined at those meetings.

In a report completed by Ken Thorsen an exploration program is recommended. It is recommended that the first step to be taken at Daguan is to purchase a satellite scene for the property and develop a structural pattern and the beginnings of a lithological map from the image. The topography is relatively steep and weathering bears such an important part in development of oxide zones along permissive ore host lithologies and possible mineralized structures that valuable information will be obtained from this study. The study should be followed up by ground truthing of the satellite interpretation and a detailed geological mapping and prospecting program. This could be assisted by a trenching program using either hand labor or a backhoe with the latter being preferable depending on accessibility.

Reverse circulation drilling of appropriate targets including at least a program to attempt to trace mineralization under the silicified sandstone on the west side of the open cuts dug by illegal miners should follow the mapping and prospecting program. It is anticipated that for the first phase of drilling, a series of fences with at least 2 x 100m holes per fence should be drilled at 200 meter intervals along the two kilometer strike length of the mineralized fault to test the possibility of oxide material under this siliceous cap and that a third hole should be drilled on each fence to test the tenor of primary ore within the main fault zone. Each of these holes would be approximately 150m long for a total of 350m m of drilling per fence and a total of approximately 10 fences for a total of 3500m of drilling.

The recommended exploration work is outlined in the following budget.

Table 2 Phase 1 and 2 Budgets on Daguan Property

ACTIVITY	COST ($C)
Phase I
Purchase and reduction of satellite image	5,000
Geological Interpretation of image (10 days @ $400/day	4,000
Geological mapping and prospecting (45 days @ $400/day; 90 man days @ $30/day)	20,700
Trenching	30,000
Assaying (200 samples @ $25/ sample)	5,000
Driver (45 days @ $30/day)	1,350
Vehicle rental (50 days @ $50/day)	2,500
Gas, and maintenance for vehicle	1,000
Room and board (180 man days @ $50/day)	9,000
Expat transportation including time and hotel	4,000
Drafting and printing	3,000
Report writing	3,000
Field supplies	2,500
Miscellaneous	2,500
Subtotal	93550
Overhead to manage program (10%)	9355
Total Phase 1	102,905

Phase 2

Reverse circulation drilling (3500 m @ $150/m all in)	525,000
Total Phase 2	525,000

Grand Total phase 1 and 2	627,905

The expenditures outlined in Table 1 will satisfy our required capitalization of the Joint Venture Company for the period ending September 30, 2005. Any amount spent in excess of $300,000 will exceed the requirements for the period ending September 30, 2005. Excess expenditures will be credited towards our commitment for period ending March 31, 2009, as allowed for in the agreement with Anderson Gold.

If this program produces favorable results, and a second phase is warranted, then we would follow up with additional reverse circulation drilling as well as some core drilling which would help to further delineate the geological structure. The total cost of a phase 2 work program is CAD $ 525,000.

RESULTS OF OPERATIONS

During the two fiscal years ended September 30, 2004 and 2003, we incurred a net loss of $123,188 and $104,240 respectively. Until the execution of the Agreement with Anderson Gold, we had no operations; so our net loss for the two fiscal years ended September30, 2004 and 2003 were a result of professional services and administrative expenses.

REVENUES

We have no revenues for the year ended September 30, 2004. We did not generate any revenues for year ended September, 2003.

COST OF REVENUE

There was no cost of revenue for the two fiscal years ended September 30, 2004 and 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

For the two fiscal years ended September 30, 2004 and 2003, general and administrative expenses were $165,807 and $104,240. The increase in G&A expenses from 2003 to 2004 is largely attributable to consulting fees paid to attract the consultants in the field of geology, ground operations, corporate development, and financial management to work for the Company in the search for attractive prospects in the mineral exploration field. During the fiscal years ended September 30, 2004 and 2003 was largely inactive expect for the above noted work in regards to sourcing mineral exploration prospects. We expect consulting fees to continue or increase in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2004 reflects cash of $4,572 as compared to $nil at September 30, 2003, and total liabilities on the balance sheet as of May 31, 2004 reflect current liabilities of $359,395 consisting primarily of a demand loan of $184,919 and accounts payable of $153,353 as compared to total liabilities of $819,592 at September 30, 2003.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate. On July 25, 2004 we issued 1,600,000 common shares pursuant to a private offering of securities and on July 25, 2004 we issued 555,000 common shares pursuant to a private offering of securities. These private offerings generated gross proceeds of $106,450.

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

We do not have any material commitments for capital expenditures as of September 30, 2004.

For the twelve months ended September 30, 2004, there were no capital expenditures.

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

GOING CONCERN CONSIDERATION

These consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $345,411 and a stockholders deficiency of $ 345,411 at September 30, 2004 and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of January 10, 2004 are set forth in the table below. Each of the directors of American United will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

Also provided is a brief description of the business experience of each director and executive officer and the key personnel during the past five years and an indication of directorships (if any) held by each director in other companies subject to the reporting requirements under the Federal securities laws.

The following table sets forth, as of the date of this registration statement, the name, age and position of the officers and directors of the American United.
NAME	AGE	POSITION (1)
William Anderson	39	Chairman, CEO, and Director
David R. Uppal	42	President and Director
Scott Biddle	40	Director
Rajpal Uppal	26	Director
Ken Thorsen	59	Director
Chand Jagpal	36	CFO, Director and Secretary
Steven Kubota	45	Director

  Pursuant to our bylaws, all directors serve for a term of one year, until they resign or until they are removed by majority vote at a meeting of the stockholders. Officers are elected by American United's directors and serve for a term of one year, or until such time as their successor is appointed, until they resign or until they are removed by the directors.

  None of the American Uniteds directors and officers hold positions with other reporting companies save for Mr. Thorsen who is a director of Boulder Mining Corporation, Fury Explorations Ltd., Bell Coast Capital Corp., Mirabel Resources and Donner Minerals all publicly listed companies trading on the TSX Venture Exchange in Canada.

  The following is a brief summary of the education and business experience of the following:

  William Anderson
  Director, Chairman and CEO
  Founder of Anderson Gold, Mr. Anderson brings over eight years of experience to Xingyi, Guizhou, China.  Mr. Anderson is also the founder of Anderson Gold (China) Inc. and Anderson Gold Limited which is the operational joint venture corporation in Xingyi.  Mr. Anderson is also the co-founder of Anderson Energy and Power Limited, a wholly owned foreign enterprise of China Energy and Power Limited which is focused on the energy needs of Xingyi, China and Southern China.  He is the former President of the Winderra Group of public companies that specialized in gold properties.  He is a founding partner in the Ritz-Carlton, Grand Cayman, scheduled to open November of 2004.  He is also currently working on two additional forthcoming hotel and real estate developments.  Mr. Anderson holds a law degree and is a member of the Law Society of Upper Canada.

  David Uppal
  Director and President
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

  Ken Thorsen
  President and Senior Vice President of Exploration
  He has been involved in exploration across Canada, USA, Mexico, Brazil, South America, Argentina, Australia, China , Mongolia and Central Asia and possesses extensive experience in base metal, precious metal (gold, silver, PGE), diamond, uranium and nickel exploration. He has been involved in several discoveries both at the field and management levels and has served as both Vice President and President for Teck Exploration Ltd. Since retiring, Mr. Thorsen has continued to make significant contributions as director of various companies including: Boulder Mining Corporation, Fury Explorations Ltd., Bell Coast Capital Corp., Mirabel Resources and Donner Minerals. In addition, Mr. Thorsen is the sole proprietor of Thorsen Consulting, which provides exploration services to the mining industry. Ken Thorsen holds a B. Sc. in Geological Engineering

  Steve S. Kubota
  Director
  Mr. Kubota is a businessman with experience in the financial sector of both public and private corporations. He has served as an administrator, trader and investment advisor and has held various senior management and consultant positions with numerous significant investment management companies. He has acted as an Investor Relations Manager for Tranzcom Security Networks, Inc and for Minco Mining and Metals Corporation. He has also been President and Director of Canasia Industries Corporation. Currently Mr. Kubota is a partner in a investor relations firm.

  Chand Jagpal
  Director, Chief Financial Officer and Corporate Secretary
  Mr. Jagpal has over ten years of accounting and management experience. He is currently active in various commercial and residential real estate developments.

  Scott Biddle

  Director

  Mr. Biddle has been Sales & Marketing Manager for Pioneer Pallet & Lumber Ltd. since. Pioneer manufactures and distributes industrial lumber products throughout Northamerica.

  Rajpal Uppal

  Director

  Mr. Uppal has been the Chief Financial Officer of Pioneer Pallet since receiving and Bachelor of Commerce degree from the University of British Columbia in 2000.

  Significant Employees

  American United does not have any significant employees or written employment contracts with any employee or officer.

  Family Relationships

  There are no family relationships among the our directors or officers, except as between Paul Uppal and David R. Uppal who are related as second cousins.

  Compliance with Section 16(a) of the Exchange Act

  Six newly appointed directors and officers of the Company have yet to file their initial insider reports on Form 3. None of the six either currently own or have owned the company's securities from the time of their appointment until today. It is the company's understanding that the directors will be filing Form 3s immediately.

  Item 10. EXECUTIVE COMPENSATION

  The following table provides a summary of the compensation paid to the Chief Executive Officer for the years ended September 30, 2002, September 30, 2002, and September 30, 2004. No executive officer received a total annual salary, bonus and other compensation in excess of $100,000 in those periods. American Uniteds Chief Executive Officer has received no compensation other than consulting fees. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned for the 2004 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year*	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
	Adam Smith	Former CEO
	2004	0	0	45,928.80	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	18,079	0	0	0	0
	Michael Laidlaw	Former Director
	2004	38,888.00	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	Peter Guest	Former CFU
	2004	35,775.50	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

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

  Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the American Uniteds issued and outstanding common stock owned as of December 31, 2004 by (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) named directors and executive officers; and (iii) all directors and executive offices of American United as a group. Unless otherwise indicated in the footnotes below on the table as subject to community property laws, where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock shown as beneficially owned.

  These calculations are based on a total issued and outstanding share capital as at December 31, 2004 of 10,659,761 common shares, and for each beneficial owner assumes conversion or exercise of all convertible securities held by the particular beneficial owner. All addresses below are c/o American United Gold Corporation, 555 Burrard Street, Suite 900, Vancouver , B.C., CANADA, V7X 1M8.
NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS
B.D. G. Solvents Inc. 1600 Boul. Henri Bourassa West, Suite 404, Montreal, PQ Canada H3M 3E2 (1)	759,000	7.1%
Paul Uppal 11032 Scarborough Dr. Delta, B.C. V4C 7S5	2,235,000	21%
David Uppal	2,285,000	21.4%
William Anderson	0	0
Chand Jagpal	0	0
Ken Thorsen	0	0
Steven Kubota	0	0
Rajpaul Uppal	0	0
Scott Biddle	0	0
Directors and Officers as a Group (8 persons)	2,235,000	21.4%

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. These calculations are based on a total issued and outstanding share capital as at December 31, 2004 of 10,659,761 common shares, and for each beneficial owner assumes conversion or exercise of all convertible securities held by the particular beneficial owner.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors of American United are not currently compensated by us for meeting attendance or otherwise, but are entitled to reimbursement for their travel expenses. We do not pay additional amounts for committee participation or special assignments of the Board of Directors.

William Anderson, CEO, David Uppal, President, and Chand Jagpal, CFO and Secretary of American United, are currently the only full time executives and are not in receipt of any salary at this time but are entitled to reimbursement for their travel expenses, and other expenses related to their duties as officers. During the year ended September 30, 2004 Peter Guest, Adam Smith, and Michael Laidlaw, all former directors received consulting fees in the amount of $35,775.50, $45,928 and $38,888.00 for duties performed. In fiscal 2004 Messieurs Laidlaw provided consulting services in consultants in the field of geology, ground operations, corporate development, and financial management to work for the Company in the search for attractive prospects in the mineral exploration field.

Prior to fiscal 2004, the company borrowed $117,000 from Mr. Paul Uppal and an additional $117,000 from Mr. David Uppal by way of promissory notes. The loans from David Uppal and Paul Uppal provided funds for the acquisition of capital equipment, the refurbishing and operation of the plant as well as for general and administrative purposes. On March 11, 2004 we issued 1,170,000 common shares to Paul Uppal, a former Officer and Director of the Company, in settlement of $117,000 of outstanding debt, and on the same date we issued 1,170,000 common shares to David Uppal, an Officer and Director of the Company, in settlement of $117,000 of outstanding debt.

On March 11, 2004 we issued 3,200,000 shares of the common stock to a former Director and Officer of the company, Paul Uppal and 3,200,000 million shares to David Uppal, a current officer and Director. The stock was issued in connection with the previous acquisition of Micron Milling and Packaging Ltd. During fiscal 2001, we issued 3,200,000 shares of the common stock of a subsidiary to Paul Uppal and 3,200,000 shares of the common stock of a subsidiary to David R. Uppal. The shares issued to the Uppals carried the right of conversion into shares of American United on a one to one basis. During fiscal 2004 the Uppals exercised their right to conversion. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

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
99.1 10.1

Certification required pursuant to section 906 of the Sarbanes-Oxley Act.

Share Exchange Agreement between American United Gold Corporation, ANDERSON GOLD (CHINA) INC., ANDERSON GOLD TRUST, ROCKY TRUST , GRIFFITH TRUST.

Filed herewith Incorporated by reference to Exhibit 16 on Form 8-K filed with the Securities and Exchange Commission on December 21, 2004 and February 16, 2005.

  Reports on Form 8-K.

The registrant filed a current report on Form 8-K on March 15, 2004 under Items 5 and 6 disclosing an appointment to the Board of Directors as well as the resignation of a Directors. Additionally the 8-K disclosed the granting of stock options to certain Officers and Directors.

The Registrant filed a Current Report on Form 8-K dated April 30, 2004 under Items 5 and 7 regarding the change of the companys name to MPAC Resources Corporation and under Item 7 regarding the issuance of a news release dated April 30, 2004 issued by MPAC Resources Corporation announcing the companys move into the mining resource sector.

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

The Registrant filed a Current Report on Form 8-K dated October 7, 2004 under Item 5.03 regarding the Amendments to Articles of Incorporation or Bylaws, change of companys name to American United Gold Corporation and the change of symbol under which the companys shares are quoted on the OTCBB.

The Registrant filed a Current Report on Form 8-K dated December 3, 2004 under Item 5.03 regarding ITEM 5.02 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS: ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPLE OFFICERS Item 9.01 Exhibits announcing the appointment of certain officers and directors.

The Registrant filed a Current Report on Form 8-K dated December 21, 2004 under Item 1.01 regarding entered into a formal agreement to acquire 100% of Anderson Gold (China) Inc and under ITEM 9.01 regarding Formal Agreement between American United Gold Corporation and Anderson Gold (China) Inc..

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2005.

American United Gold Corporation

By: /s/ David R. Uppal

David Uppal, President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on February 1, 2005.

Signature	Title	Date

By: /s/ William Anderson William Anderson	Chairman, Director and Chief Executive Officer	February 17, 2005
By: /s/ David R. Uppal David R. Uppal	Director and President	February 17, 2005
By: /s/ Scott Biddle Scott Biddle	Director	February 17, 2005
By: /s/ Rajpal. Uppal Rajpal Uppal	Director	February 17, 2005
By: /s/ Ken Thorsen Ken Thorsen	Director	February 17, 2005
By: /s/ Chand Jagpal Chand Jagpal	Director	February 17, 2005
By: /s/ Steve Kubota Steve Kubota	Director	February 17, 2005

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

American United Gold Corporation (Formerly MPAC Resources Corporation)

We have audited the accompanying consolidated balance sheets of American United Gold Corporation (Formerly MPAC Resources Corporation) (A Development Stage Company) and subsidiaries as of September 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended September 30, 2004 and 2003 and for the period from October 1, 2002 (Date of Inception of development stage) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003 and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003 and for the period from October 1, 2002 (Date of inception of development stage) to September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company and has incurred substantial losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to their planned financing and other matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
January 6, 2005	Chartered Accountants

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and 2003

(Stated in US Dollars)

ASSETS	2004	2003
Current
Cash and cash equivalents	$ 4,572	$ -
Receivables	412	345
Current assets of discontinued operations - Note 9	-	21,073

	$ 4,984	$21,418

LIABILITIES
Current
Accounts payable and accrued liabilities - Notes 3 and 8	$153,353	$144,203
Loans payable - Note 8	12,123	185,941
Demand loans - Note 4	184,919	144,616
Current liabilities of discontinued operations - Note 9	-	344,832

	350,395	819,592

STOCKHOLDERS DEFICIENCY

Capital Stock - Notes 5 and 12
Common stock: 100,000,000 authorized shares, with par value of $0.001
10,659,759 (2003: 4,145,759) shares issued and outstanding	566,411	8,291
Additional paid-in capital	1,241,484	605,854
Shares allotted	-	4,370
Deficit accumulated during the development stage	(775,296)	(137,347)
Accumulated other comprehensive loss	(116,075)	(17,407)
Accumulated deficit	(1,261,935)	(1,261,935)

	(345,411)	(798,174)

	$4,984	$21,418

Going Concern - Note 1

Commitments - Note 5

Subsequent Events - Notes 1 and 12

APPROVED BY THE BOARD:

"David Uppal" , Director	"William Anderson_____ , Director

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

for the years ended September 30, 2004 and 2003 and

for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2004

(Stated in US Dollars)

	2004	2003	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2004

Expenses
Accounting and auditing fees	$ 23,331	$ 19,085	$42,416
Automobile	525	-	525
Foreign exchange loss	237	156	393
General and administrative	3,068	398	3,466
Interest and bank charges	387	-	387
Interest on long-term debt	13,201	20,215	33,416
Legal fees	23,869	18,246	42,115
Management fees - Note 8	90,696	41,519	132,215
Telephone and utilities	205	118	323
Transfer agent fees	3,605	3,159	6,764
Travel	6,683	1,344	8,027

Loss from continuing operations before other item	(165,807)	(104,240)	(270,047)
Other item:
Gain on write-off of accounts payable - Note 8	42,619	-	42,619

Loss from continuing operations	(123,188)	(104,240)	(227,428)

Loss from discontinued operations - Note 9	(514,761)	(33,107)	(547,868)

Net loss for the year	(637,949)	(137,347)	(775,296)
Other comprehensive loss
Foreign currency adjustment	(98,668)	(17,407)	(116,075)

Comprehensive loss	$ (736,617)	$ (154,754)	$(891,371)

-/cont'd

Continued

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

for the years ended September 30, 2004 and 2003 and

for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2004

(Stated in US Dollars)

	2004	2003
Basic and diluted loss per share from continuing operations	$ (0.02)	$ (0.02)

Basic and diluted loss per share from discontinued operations	(0.07)	(0.00)

Basic and diluted loss per share	$(0.09)	$(0.02)

Weighted average number of shares outstanding	7,246,536	4,145,759

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended September 30, 2004 and 2003 and

for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2004

(Stated in US Dollars)

	2004	2003	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2004
Operating Activities
Net loss for the year from continuing operations:	$(123,188)	$(104,240)	$(227,428)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Foreign Exchange	(67,558)	(22,615)	(90,173)
Gain on write-off of accounts payable	(42,619)	-	(42,619)
Changes in non-cash working capital balances consist of:
Receivables	(67)	(345)	(412)
Accounts payable and accrued liabilities	51,769	132,482	184,251

Net cash provided by (used in) operating activities	(181,663)	5,282	(176,381)

Financing Activities
Increase in loans payable	12,123	-	12,123
Increase (decrease) in demand loans	67,662	(49,051)	18,611
Issue of common shares for cash	106,450	-	106,450

Net cash provided by (used in) financing activities	186,235	(49,051)	137,184

-Cont'd.

Continued

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended September 30, 2004 and 2003 and

for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2004

(Stated in US Dollars)

	2004	2003	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2004
Increase (decrease) in cash from continuing operations	$ 4,572	$(43,769)	$(39,197)
Decrease in cash from discontinued operations - Note 9	(19,383)	19,383	-

Decrease in cash and cash equivalents during the year	(14,811)	(24,386)	(39,197)
Cash and cash equivalents, beginning of the year	19,383	43,769	43,769

Cash and cash equivalents, end of the year	$ 4,572	$19,383	$ 4,572

Cash is compromised as follows:
- Continuing operations	$ 4,572	$ -	$ 4,572
- Discontinued operations	-	19,383	-

Cash, end of the year	$ 4,572	$19,383	$ 4,572

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ 586	$ 586

Income taxes	$ -	$ -	$ -

Non-cash Transactions - Note 10

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

STOCKHOLDERS' DEFICIENCY

for the years ended September 30, 2003 to September 30, 2004

(Stated in US Dollars)

			Additional		Deficit Accumulated During the	Accumulated Other
	Note 1 Common Stock		Paid-in	Shares	Development	Comprehensive	Accumulated
	Shares	Amount	Capital	Allotted	Stage	Loss	Deficit	Total
Balance, September 30, 2002	4,145,759	$ 8,291	$605,854	$4,370	$ -	$ -	$(1,261,935)	$(643,420)
Net loss for the year ended September 30, 2003	-	-	-	-	(137,347)	(17,407)	-	(154,754)

Balance, September 30, 2003	4,145,759	8,291	605,854	4,370	(137,347)	(17,407)	(1,261,935)	(798,174)

Pursuant to debt settlement agreements	2,236,500	447,300	-	-	-	-	-	447,300
Pursuant to an acquisition agreement	3,200,000	4,370	635,630	(4,370)	-	-	-	635,630
Pursuant to a private placement	1,077,500	106,450	-	-	-	-	-	106,450
Net loss for the year ended September 30, 2004	-	-	-	-	(637,949)	-	-	(637,949)
Other comprehensive income for the year ended September 30, 2004	-	-	-	-	-	(98,668)	-	(98,668)

Balance, September 30, 2004	10,659,759	$566,411	$1,241,484	$ -	$(775,296)	$(116,075)	$(1,261,935)	$(345,411)

On October 7, 2004 , the Company consolidated its common stock on a 1 for 2 basis and has re-stated the prior years to reflect this.

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003

(Stated in US Dollars)

Note 1 Summary of Significant Accounting Policies

Going Concern

These consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $345,411, has accumulated losses of $2,037,231 as at September 30, 2004, has yet to achieve profitable operations and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the Company was unable to continue its operations.

Operations and Basis of Consolidation

The Company was incorporated on June 18,1998 in Nevada, U.S.A. and commenced operations in October 1998. On April 21, 2004, the Company changed its name from MPAC Corporation to MPAC Resources Corporation. On October 7, 2004, the Company consolidated its capital stock on a 1 for 2 basis and changed its name to American United Gold Corporation.

The Company's wholly-owned subsidiary company, 805332 Alberta Ltd. ("805332"), was incorporated on October 29, 1998 in Alberta, Canada and its 99.99% owned subsidiary company, Micron Milling & Packaging Company Ltd. ("Micron"), was incorporated on August 20, 1998 in Alberta, Canada. These consolidated financial statements include the accounts of the Company, 805332 and Micron, to the date of its disposition on May 10, 2004 (Note 9).

The Company, during the year ended September 30, 2002, reduced the carrying value of its manufacturing facility and related assets held in Micron to a nominal value and during the year ended September 30, 2003 wrote them off when it abandoned all claims to the assets. The Company did not intend to pursue Micron's business of production of sulphur fungicide and commenced the search for other business possibilities. Consequently, effective October 1, 2002, the Company became a development stage company.

During the year ended September 30, 2004, the Company disposed of Micron (Note 9) and commenced operations as a precious metals development company whose strategy is to acquire resource properties that have indicated mineral resources and require further exploration or development work.

Note 1 Summary of Significant Accounting Policies - (cont'd)

Cash Equivalents

Cash equivalents are defined as highly liquid securities with maturities of three months or less.

Capital Assets

Capital assets were recorded at cost. Depreciation is recorded at annual rates considered adequate to amortize the cost of the assets over their estimated useful lives.

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

Development Stage

The company is a development stage company defined in Financial Accounting Standard Board Statement No.7.

Foreign Currency Translation

The Company translates its foreign currency financial statements (Canadian subsidiaries) from the functional currency, Canadian dollars, into the reporting currency, U.S. dollars, using the current rate of exchange method pursuant to the Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation".

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

Note 1 Summary of Significant Accounting Policies - (contd)

Foreign Currency Translation - (cont'd)

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

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earning's per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. (Diluted loss per share has not been provided for 2004 and 2003 as it would be anti-dilutive).

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("FAS 109") which requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

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

Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities, loans payable and demand loans approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at September 30, 2004, cash totalling $5,853 (2003: $Nil) , accounts payable totalling $167,254 (2003: $166,393), loans payable totalling $15,295 (2003: $280,500) and demand loans totalling $233,294 (2003: $215,794) denominated in Canadian dollars are included in these consolidated financial statements.

Stock-based Compensation

The Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation" and are recognized at the fair value of the options as determined by using the Black-Scholes option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with SFAS 123.

Effective for the year ended September 30, 2006, the Company will include in operations the fair value of stock-based compensation using the transitional provisions of SFAS No. 148. Under those provisions, the change in policy will be applied on a prospective basis with no retroactive restatement of the prior years. Compensation associated with unvested options will be recorded in the year the options vest.

Note 2 Capital Assets

The Company had reduced the carrying value of the capital assets by $162,517 at September 30, 2002, to a nominal amount, as the assets were seized by a creditor. During the year ended September 30, 2003, the Company abandoned all claims to the capital assets and wrote-off the remaining $4.

Note 3 Accounts Payable and Accrued Liabilities

	2004	2003

Trade accounts payable	$ 4,977	$ 4,621
Professional fees payable	148,376	139,582

	$ 153,353	$ 144,203

Note 4 Demand Loans

The demand loans bear interest at 10% per annum, are unsecured and are payable on demand.

Note 5 Capital Stock - Note 12

Commitments:

During the year ended September 30, 2004, the Company issued 6,400,000 pre-consolidated common shares previously allotted during the year ended September 30, 2000 pursuant to the acquisition of Micron. In addition, 250,000 pre-consolidated common shares previously allotted with respect to a finders fee remain un-issued. These shares will be issued for no additional consideration once the holders exercise their conversion rights.

Stock-based Compensation Plan

The Company has granted employees and directors common stock purchase options. These options are granted with an exercise price equal to the market price of the Companys stock on the date of the grant.

Note 5 Capital Stock - Note 12 - (cont'd)

Commitments: - (cont'd)

Stock-based Compensation Plan - (cont'd)

A summary of the status of the stock option plan as of September 30, 2004 and 2003 and changes during the years then ended is presented below:

	September 30, 2004		September 30, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	-	-	-	-
Granted	3,050,000	$0.10	-	-
Cancelled	(3,050,000)	$ 0.10	-	-

Options outstanding end of year	-	-	-	-

The compensation charge associated with directors' options in the amount of $488,000 is not recognized in the financial statements, but included in the pro-forma amounts below. These compensation charges have been determined under the fair value method, using the Black-Scholes option pricing model with the following assumptions:

Weighted average fair value of options granted $0.16

Expected dividend yield 0.0%

Expected volatility 120.4%

Risk-free interest rate 3.75%

Expected term in years 5.0

Had the fair value method been used for those options issued to directors, the Company's net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

Year ended
September 30,
2004

Net loss As reported	$(637,949)
Pro-forma	$(1,125,949)
Basic and diluted loss per share As reported	$(0.05)
Pro-forma	$(0.08)

Note 6 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2004	2003

Deferred Tax Assets
Net operating loss carryforward	$495,000	$789,000

Gross deferred tax assets	$128,511	$226,840
Valuation allowance for deferred tax asset	(128,511)	(226,840)

	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely-than-not to be realized from future operations. Management of the Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 7 Income Taxes

The Company has incurred losses for US income tax purposes of approximately $495,000 which can be carried forward to reduce taxable income in future years to 2025. The potential income tax benefits of these losses, if any, have not been recognized in these consolidated financial statements.

Note 8 Related Party Transactions - Note 12

During the years ended September 30, 2004 and 2003 and the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2004 the Company incurred the following expenses charged by companies with former common directors and with former directors of the Company:

	2004	2003	For the period from October 1, 2002 (Date of Inception of Development Stage) to September, 30, 2004

Management fees	$ 90,696	$41,519	$132,215

During the year ended September 30, 2004, the Company recorded a gain on the write-off of accounts payable of $42,619 (2003: $Nil). This amount was due to a company with a common former director.

Note 8 Related Party Transactions - Note 12 - (cont'd)

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable is $NIL (2003: $16,050) owing to a company controlled by a former director of the Company.

Included in loans payable at September 30, 2004 is $10,538 (2003:  $185,941) owing to a significant shareholder and director of the Company. These loans are unsecured, non-interest bearing and have no specific terms for repayment.

Note 9 Discontinued Operations

On May 10, 2004, the Company disposed of its inactive wholly-owned subsidiary, Micron Milling and Packaging Company Ltd. ("Micron") to a former director of the Company for $1. The Company has shown costs related to Micron as discontinued operations, including the issuance of 6,400,000 common shares at $0.10 per share, such shares having previously been allotted. The gain on disposal of Micron is determined as follows:

Proceeds	$ 1

Net asset deficiency of subsidiary disposed of:
Current assets	11,721
Current liabilities	(134,031)

(122,310)

Gain on disposal of subsidiary	$122,311

The consolidated balance sheets include the following amounts related to the discontinued operations of Micron.

	September 30,	September 30,
	2004	2003

Cash and cash equivalents	$ -	$ 19,383
Accounts receivable	-	1,690

Current assets of discontinued operations	$ -	$ 21,073

Accounts payable	$ -	$ 141,657
Demand loans	-	203,175

Current liabilities of discontinued operations	$ -	$ 344,832

Note 9 Discontinued Operations - (cont'd)

Cash flows from discontinued operations are as follows:

			October 1,
			2002 (Date of
			Inception of
			Development
			Stage) To
	September 30,		September 30,
	2004	2003	2004

Operating Activities
Net loss for the year	$(514,761)	$(33,107)	$(547,868)
Items not involving cash:
Gain on disposal of subsidiary	(122,311)	-	(122,311)
Foreign exchange	(284)	(15,927)	(16,211)
Share issuance on disposal	635,630	-	635,630
Changes in non-cash working capital balances consist of:
Accounts receivable	1,690	4,517	6,207
Investment tax credits receivable	-	86,920	86,920
Prepaid expenses	-	(100)	(100)
Accounts payable and accrued liabilities	(7,626)	9,914	2,288
Demand loans	-	(10,604)	(10,604)
Due to shareholders	-	(22,230)	(22,230)

	(7,662)	19,383	11,721

Increase (decrease) in cash from discontinued operations prior to disposal	(7,662)	19,383	11,721
Cash balance of subsidiary on disposal	(11,721)	-	(11,721)

Increase (decrease) in cash from discontinued operations during the year	$(19,383)	$19,383	$ -

Note 9 Discontinued Operations - (cont'd)

Loss from discontinued operations is determined as follows:

			October 1,
			2002 (Date of
			Inception of
	September 30,		Development Stage) to September 30,
	2004	2003	2004

Expenses
Bank charges and interest	$ 478	$ 248	$ 726
Consulting fees	-	14,358	14,358
General and administrative	61	7,184	7,245
Interest on long-term debt	-	411	411
Legal fees	-	1,579	1,579
Management fees	903	3,403	4,306
Other income	-	(4,192)	(4,192)
Rent	-	7,316	7,316
Travel	-	2,434	2,434
Wages	-	366	366

Loss before other items	(1,442)	(33,107)	(34,549)
Other items
Gain on disposal of subsidiary	122,311	-	122,311
Share issuance on disposal	(635,630)	-	(635,630)

	$(514,761)	$(33,107)	$(547,868)

Note 10 Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the year ended September 30, 2004, the following transactions were excluded from the statement of cash flows:

The Company issued 4,473,000 pre-consolidated common shares at $0.10 per share to settle loans payable from continuing operations totalling $213,300 and $234,000 of loans included in discontinued operations.

Note 10 Non-cash Transactions - (cont'd)

-The Company issued 6,400,000 pre-consolidated common shares at $0.10 per share ($640,000) pursuant to the former shareholders of 805332 Alberta Ltd. converting their shares to that of the Company. The amount added to share capital is net of the nominal amount previously recorded.

Note 11 Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation adopted for the current period.

Note 12 Subsequent Events - Note 1

By an agreement dated December 17, 2004, the Company has the option to acquire 100% of the outstanding shares of Anderson Gold (China) Inc. ("Anderson Gold"), a company related by way of common directors. Anderson Gold has entered into a Joint Venture Agreement with a Chinese corporation to earn an 85% interest in the Daguan Exploration Property located in Guizhou, China. In order to exercise this option, the Company must incur exploration expenditures on the property of up to $1,780,000, make cash payments to Anderson Gold of up to $230,000 and issue to the owners of Anderson Gold 10,000,000 of the Company's common shares. These shares are to be held in escrow and released in stages determined by the completion of certain milestones in exploration and development spending and making required cash payments over a four year period.