Form 10KSB/A
period 2004-09-30
AMERICAN UNITED GOLD CORP
filed 2005-02-23
CIK 1079222

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
NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS
B.D. G. Solvents Inc. , 1600 Boul. Henri Bourassa West, Suite 404, Montreal, PQ Canada H3M 3E2 (1)	759,000	7.1%
Paul Uppal , 11032Scarborough Dr. Delta, B.C. V4C 7S5	2,235,000	21%
David Uppal	2,285,000	21.4%
William Anderson	0	0
Chand Jagpal	0	0
Ken Thorsen	0	0
Steven Kubota	0	0
Rajpaul Uppal	0	0
Scott Biddle	0	0
Directors and Officers as a Group (8 persons)	2,235,000	21.4%

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
Vancouver, Canada	"AMISANO HANSON"
January 6, 2005	Chartered Accountants
750 West Pender Street, Suite 604	Telephone: 604-689-0188
Vancouver Canada	Facsimile: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and 2003

(Stated in US Dollars)

ASSETS	2004	2003
Current
Cash and cash equivalents	$ 4,572	$ -
Receivables	412	345
Current assets of discontinued operations - Note 9	-	21,073

	$ 4,984	$21,418

LIABILITIES
Current
Accounts payable and accrued liabilities - Notes 3 and 8	$153,353	$144,203
Loans payable - Note 8	12,123	185,941
Demand loans - Note 4	184,919	144,616
Current liabilities of discontinued operations - Note 9	-	344,832

	350,395	819,592

STOCKHOLDERS' DEFICIENCY

Capital Stock - Notes 5 and 12
Common stock: 100,000,000 authorized shares,with par value of $0.001
10,659,759 (2003: 4,145,759) shares issued and outstanding	566,411	8,291
Additional paid-in capital	1,241,484	605,854
Shares allotted	-	4,370
Deficit accumulated during the development stage	(775,296)	(137,347)
Accumulated other comprehensive loss	(116,075)	(17,407)
Accumulated deficit	(1,261,935)	(1,261,935)

	(345,411)	(798,174)

	$ 4,984	$ 21,418

Going Concern - Note 1

Commitments - Note 5

Subsequent Events - Notes 1 and 12

APPROVED BY THE BOARD:

"David R.Uppal"	Director	"William Anderson"	Director
David R. Uppal		William Anderson

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

for the years ended September 30, 2004 and 2003 and

for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2004

(Stated in US Dollars)

	2004	2003	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2004

Expenses
Accounting and auditing fees	$23,331	$19,085	$42,416
Automobile	525	-	525
Foreign exchange loss	237	156	393
General and administrative	3,068	398	3,466
Interest and bank charges	387	-	387
Interest on long-term debt	13,201	20,215	33,416
Legal fees	23,869	18,246	42,115
Management fees - Note 8	90,696	41,519	132,215
Telephone and utilities	205	118	323
Transfer agent fees	3,605	3,159	6,764
Travel	6,683	1,344	8,027

Loss from continuing operations before other item	(165,807)	(104,240)	(270,047)
Other item:
Gain on write-off of accounts payable - Note 8	42,619	-	42,619

Loss from continuing operations	(123,188)	(104,240)	(227,428)

Loss from discontinued operations - Note 9	(514,761)	(33,107)	(547,868)

Net loss for the year	(637,949)	(137,347)	(775,296)
Other comprehensive loss
Foreign currency adjustment	(98,668)	(17,407)	(116,075)

Comprehensive loss	$ (736,617)	$ (154,754)	$(891,371)

.../cont'd

Continued

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

for the years ended September 30, 2004 and 2003 and

for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2004

(Stated in US Dollars)

	2004	2003
Basic and diluted loss per share from continuing operations	$ (0.02)	$ (0.02)

Basic and diluted loss per share from discontinued operations	(0.07)	(0.00)

Basic and diluted loss per share	$ (0.09)	$ (0.02)

Weighted average number of shares outstanding	7,246,536	4,145,759

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

...Cont'd.

Continued

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended September 30, 2004 and 2003 and

for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2004

(Stated in US Dollars)

	2004	2003	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2004
Increase (decrease) in cash from continuing operations	$ 4,572	$(43,769)	$(39,197)
Decrease in cash from discontinued operations - Note 9	(19,383)	19,383	-

Decrease in cash and cash equivalents during the year	(14,811)	(24,386)	(39,197)
Cash and cash equivalents, beginning of the year	19,383	43,769	43,769

Cash and cash equivalents, end of the year	$ 4,572	$19,383	$4,572

Cash is compromised as follows:
- Continuing operations	$ 4,572	$ -	$ 4,572
- Discontinued operations	-	19,383	-

Cash, end of the year	$ 4,572	$19,383	$4,572

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ 586	$ 586

Income taxes	$ -	$ -	$ -

Non-cash Transactions - Note 10

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

STOCKHOLDERS' DEFICIENCY

for the years ended September 30, 2003 to September 30, 2004

(Stated in US Dollars)

	Note 1		Additional		Deficit Accumulated During the	Accumulated Other
	Common Stock		Paid-in	Shares	Development	Comprehensive	Accumulated
	Shares	Amount	Capital	Allotted	Stage	Loss	Deficit	Total

Balance, September 30, 2002	4,145,759	$ 8,291	$605,854	$4,370	$ -	$ -	$(1,261,935)	$(643,420)
Net loss for the year ended September 30, 2003	-	-	-	-	(137,347)	(17,407)	-	(154,754)

Balance, September 30, 2003	4,145,759	8,291	605,854	4,370	(137,347)	(17,407)	(1,261,935)	(798,174)

Pursuant to debt settlement agreements	2,236,500	447,300	-	-	-	-	-	447,300
Pursuant to an acquisition agreement	3,200,000	4,370	635,630	(4,370)	-	-	-	635,630
Pursuant to a private placement	1,077,500	106,450	-	-	-	-	-	106,450
Net loss for the year ended September 30, 2004	-	-	-	-	(637,949)	-	-	(637,949)
Other comprehensive income for the year ended September 30, 2004	-	-	-	-	-	(98,668)	-	(98,668)

Balance, September 30, 2004	10,659,759	$566,411	$1,241,484	$-	$(775,296)	$(116,075)	$(1,261,935)	$(345,411)

On October 7, 2004, the Company consolidated its common stock on a 1 for 2 basis and has re-stated the prior years to reflect this.

SEE ACCOMPANYING NOTES

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

These consolidated financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.

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

Foreign Currency Translation

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

Note 9 Discontinued Operations - (cont'd)

Loss from discontinued operations is determined as follows:

			October 1,
			2002 (Date of
			Inception of
	September 30,		Development Stage) to September 30,
	2004	2003	2004

Expenses
Bank charges and interest	$478	$ 248	$ 726
Consulting fees	-	14,358	14,358
General and administrative	61	7,184	7,245
Interest on long-term debt	-	411	411
Legal fees	-	1,579	1,579
Management fees	903	3,403	4,306
Other income	-	(4,192)	(4,192)
Rent	-	7,316	7,316
Travel	-	2,434	2,434
Wages	-	366	366

Loss before other items	(1,442)	(33,107)	(34,549)
Other items
Gain on disposal of subsidiary	122,311	-	122,311
Share issuance on disposal	(635,630)	-	(635,630)

	$(514,761)	$(33,107)	$(547,868)

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

The Company issued 6,400,000 pre-consolidated common shares at $0.10 per share ($640,000) pursuant to the former shareholders of 805332 Alberta Ltd. converting their shares to that of the Company.Theamount added to share capital is net of the nominal amount previously recorded.

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