Form 10QSB
period 2004-12-31
AMERICAN UNITED GOLD CORP
filed 2005-03-08
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2004

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
Vancouver, B.C., CANADA
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

(1)	Yes	X	No	(2)	Yes	X	No

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: January 30, 2004

Common Stock, $0.001 par value, - 10,659,761 shares as of February 20, 2005
Transitional Small Business Issuer Format	Yes	No	X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(Stated in US Dollars)

(Unaudited)

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2004

(Stated in US Dollars)

(Unaudited)

	December 31,	September 30,
ASSETS	2004	2004

Current
Cash and cash equivalents	$961	$4,572
Receivables	412	412

	$ 1,373	$ 4,984

LIABILITIES

Current
Accounts payable and accrued liabilities	$155,587	$153,353
Loans payable	16,862	12,123
Demand loans	197,465	184,919

	369,914	350,395

STOCKHOLDERS' DEFICIENCY

Capital Stock - Note 3
Common stock: 100,000,000 authorized shares, with par value of $0.001
10,659,759 shares issued and outstanding	566,411	566,411
Additional paid-in capital	1,241,484	1,241,484
Deficit accumulated during the development stage	(798,426)	(775,296)
Accumulated other comprehensive loss	(116,075)	(116,075)
Accumulated deficit	(1,261,935)	(1,261,935)

	(368,541)	(345,411)

	$ 1,373	$ 4,984

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three months ended December 31, 2004 and 2003 and for the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2004

(Stated in US Dollars)

(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
			Stage) to
			December 31,
	2004	2003	2004

Expenses
Accounting and audit fees	2,439	$ -	$ 44,855
Consulting fees	-	-	525
General and administrative	226	62	3,692
Interest and bank charges	39	478	426
Interest on long-term debt	3,557	3,325	36,973
Legal fees	922	-	43,037
Management fees	-	16,952	132,215
Telephone and utilities	-	-	323
Transfer agent fees	133	-	6,897
Travel	-	-	8,027

	7,316	20,817	276,970
Loss from continuing operations before other items	(7,316)	(20,817)	(276,970)
Other items:
Foreign exchange gain (loss)	(15,814)	1,502	(16,207)
Gain on write-off of accounts payable	-	-	42,619
	(15,814)	1,502	26,412

Loss from continuing operations	(23,130)	(19,315)	(250,558)

Loss from discontinued operations	-	-	(547,868)

Net loss for the period	(23,130)	(19,315)	(798,426)

Other comprehensive loss
Foreign currency adjustment	-	-	(116,075)

Comprehensive loss	$(23,130)	$ (19,315)	$ (914,501)

/cont'd

Continued

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three months ended December 31, 2004 and 2003 and for the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2004

(Stated in US Dollars)

(Unaudited)

	2004	2003

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	10,659,759	4,145,759

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2004 and 2003 and for the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2004

(Stated in US Dollars)

(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
			Stage) to
			December 31,
	2004	2003	2004

Operating Activities
Net loss for the period	$(23,130)	$(19,315)	$(250,558)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Foreign exchange	8,911	-	(81,262)
Gain on write-off of accounts payable	-	-	(42,619)
Changes in non-cash working capital balances consist of:
Increase in accounts receivable	-	1,623	(412)
Increase in accounts payable and accrued liabilities	2,234	16,944	186,485

Net cash used in operating activities	(11,895)	(748)	(188,366)

Financing Activities
Increase (decrease) in loans payable	4,739	(1,358)	16,862
Increase in demand loans	3,635	2,427	22,246
Issue of common shares for cash	-	-	106,450

Net cash provided by financing activities	8,374	1,069	(145,558)

Increase (decrease) in cash and cash equivalents	(3,611)	321	(42,808)

Cash and cash equivalents, beginning of period	4,572	19,383	43,769

Cash and cash equivalents, end of period	$ 961	$ 19,704	$ 961

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ 586

Income taxes	$ -	$ -	$ -

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

for the period October 1, 2002 (Date of Inception of Development Stage) to December 31, 2004

(Stated in US Dollars)

(Unaudited)

					Deficit
					Accumulated	Accumulated
			Additional		During the	Other
	Common Stock		Paid-in	Shares	Development	Comprehensive	Accumulated
	Shares	Amount	Capital	Allotted	Stage	Loss	Deficit	Total

Balance, September 30, 2002	4,145,759	$8,291	$605,854	$4,370	$ -	$ -	$(1,261,935)	$(643,420)
Net loss for the year ended September 30, 2003	-	-	-	-	(137,347)	(17,407)	-	(154,754)

Balance, September 30, 2003	4,145,759	8,291	605,854	4,370	(137,347)	(17,407)	(1,261,935)	(798,174)
Pursuant to debt settlement agreement	2,236,500	447,300	-	-	-	-	-	447,300
Pursuant to an acquisition agreement	3,200,000	4,370	635,630	(4,370)	-	-	-	635,630
Pursuant to a private placement	1,077,500	106,450	-	-	-	-	-	106,450
Net loss for the year ended September 30, 2004	-	-	-	-	(637,949)	-	-	(637,949)
Other comprehensive income for the year ended September 30,2004	-	-	-	-	-	(98,668)	-	(98,668)

Balance, September 30, 2004	10,659,759	566,411	1,241,484	-	(775,296)	(116,075)	(1,261,935)	(345,411)
Net loss for the period ended December 31, 2004	-	-	-	-	(23,130)	-	-	(23,130)

Balance, December 31, 2004	10,659,759	$566,411	$1,241,484	$-	$(798,426)	$(116,075)	$(1,261,935)	$(368,541)

On October 7, 2004, the Company consolidated its common stock on a 1 for 2 basis and has re-stated the prior years to reflect this.

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2004, the Company has a working capital deficiency of $368,541, has accumulated losses of $2,060,361 since inception and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3 Mineral Property

By an agreement dated December 17, 2004, the Company has the option to acquire 100% of the outstanding shares of Anderson Gold (China) Inc. ("Anderson Gold"), a company related by way of common directors. Anderson Gold has entered into a Joint Venture Agreement with a Chinese corporation to earn an 85% interest in the Daguan Exploration Property located in Guizhou, China. In order to exercise this option, the Company must incur exploration expenditures on the property of up to $1,780,000, make cash payments to Anderson Gold of up to $230,000 and issue to the owners of Anderson Gold 10,000,000 of the Company's common shares. These shares are to be held in escrow and released in

Note 3 Mineral Property - (cont'd)

stages determined by the completion of certain milestones in exploration and development spending and making required cash payments over a four-year period.

Note 3 Commitments

As at December 31, 2004, 250,000 pre-consolidated common shares previously allotted with respect to a finders fee remain un-issued. These shares will be issued for no additional consideration once the holders exercise their conversion rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the feasibility of the property in which we have an interest and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties we face, please see the 2004 Form 10-KSB filed by us with the Securities and Exchange Commission. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

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

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. The company has not made a determination as to whether we would develop to production any commercially viable ore body that we may discover or sell any such ore body to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property in China which Anderson Gold has an option to earn an interest in contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost. In order to exercise our option in Anderson Gold we will require additional funding and it is the company's intention to raise capital with the sale of common shares.

Anderson Gold (China) Inc. Option Agreement

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

The properties are held under in a joint venture company in which the two partners are Anderson Gold Corporation and the Guizhou Gold Corporation (GGC). Anderson Gold Corporation holds an option on "The Wangmo Properties" which consist of four groups of licenses totaling 149 square kilometers. The four exploration licenses are currently owned by GCC. Anderson Gold Corporation and GGC have set up a joint venture company in which Anderson Gold Corporation can earn up to an 85% interest in the properties by investing a total of US$1.88 million into the joint venture company to be used for exploration and development of the properties and by paying a total of US$600,000 in staged option payments to GGC. GGC will have an initial 25% per cent interest by presenting clear title to the properties and giving all past data on the properties to the joint venture company. Anderson Gold Corporation can earn its final 10% (bringing the total interest to 85%) by placing a property into production. By agreement with GGC, the license and rights owned by GGC to The Daguan Property, one of the four properties that makes up the Wangmo Properties, shall be held by Anderson Gold (China) Inc. as part of the option. American United may exercise its Option ("the Option") to acquire a 100% interest in Anderson Gold (China) Inc. ("Anderson Gold") by contributing to the capitalization of the Joint Venture Company up to $1,780,000 in connection with the Daguan Project, and paying to Anderson Gold up to $230,000, and issuing to the Shareholders 10,000,000 shares on the common stock (as presently constituted) of AMUG as fully paid and non-assessable in accordance with the schedule set forth in subsections 1.2(a) through 1.2(d) of the Option Agreement with Anderson Gold entered into on December 17, 2004. Funds provided to capitalize the Joint Venture Company will be expended in accordance with the requirements of the Exploration Program. If a decision to proceed to a Feasibility Study to determine the viability of mining, funds provided to capitalize the Joint Venture Company will be expended towards such work. Following the execution of the Option Agreement with Anderson Gold and before March 31, 2005, American United may exercise the Option as to 25% of the Anderson Gold Shares by causing to be carried out an exploration work program as recommended by a qualified engineer or geologist with a budget of no less than $100,000. Provided that American United has previously exercised the Option as set out above, a further 25% of the Anderson Gold Shares may be acquired on or before June 30, 2005 by making a payment to Anderson Gold of $80,000, releasing of 2,000,000 American United Shares from escrow, causing to be carried out mining exploration and/or development work in respect of the Daguan Project as recommended by a qualified engineer or geologist with a budget of no less than $200,000. Provided that American United has previously exercised the Options as set out above it may exercise the Option as to a further 25% of the Anderson Gold Shares by March 31, 2009 by releasing a further 4,000,000 shares in American United Shares from escrow on or before March 31, 2006 and causing to be carried out certain exploration, and/or development work in respect of the Daguan Project, as defined in the Agreement between Anderson Gold Corporation and GGC, or such other continuing work program as shall be recommended by a qualified engineer or geologist with a total budget of no less than $600,000 before March 31, 2009. Provided that American United has previously exercised the Option as set out above, American United may exercise the Option as to the final 25% of the Anderson Gold Shares following the completion of the Stage 3 Program and before the fourth anniversary of the establishment of the Joint Venture Company by making a payment of $100,000 to Anderson Gold and releasing a further 4,000,000 AMUG Shares from escrow and causing to be carried out the Stage 4 mining acquisition, exploration and/or development work in respect of the Daguan Project, as defined in the Agreement between Anderson Gold Corporation and GGC with a budget of no less than $880,000.

Exploration work on the Daguan Property conducted by Anderson Gold consists of three site visits by Ken Thorsen in 2004 as well as a site visit by an executive of the company in April of 2004. In a report completed by Ken Thorsen an exploration program is recommended. The budget for Phase I of the recommended program is $102,905. Anderson Gold intends to seek the necessary approvals from authorities in Guizou Province during the second quarter of 2005 and to commence Phase I of the recommended exploration program when those approvals are received. Phase I of the recommended exploration program consists of geological mapping, trenching, and assaying. If this program produces favorable results, and a second phase is warranted, then we would follow up with exploration as recommended in a Phase II program that would consist mainly of Reverse circulation drilling which would help to further delineate the underground geological structure. The total cost of a phase 2 work program is approximately $525,000.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months. With the expertise provided by our Board of Directors and consulting geology professionals we feel that we have the expertise required to decide if we should invest in a particular project. This decision will be based on information that will be provided by the vendor or the project and by information collected by our experts through independent due diligence

We will require additional capital to fund our operations. We cannot be certain that any additional financing will be available to us.

As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants to raise any capital. In the event we need to raise capital, most likely the only method available to us would be through the private sale of our securities. Because of our nature as a exploration state company, it is unlikely we could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

RESULTS OF OPERATIONS

During the three months ended December 31, 2004, we incurred a net loss of $23,130 compared to a net loss of $19,315 for the comparative period in 2003. Until the execution of the Option Agreement with Anderson Gold (China) Inc., we had no operations. Currently we are engaged in the fundraising to satisfy our commitments called for by the Option Agreement including the first phase work program on the Daguan Property.

REVENUES

The Company is in the exploration stage and has had no revenue from operations. None of the Company's mineral properties have proven to be commercially developable and the Company does not produce or any sell any mineral products.

We had no revenues for the quarter ended December 31, 2004. No revenues were generated for the comparative period in 2003.

COST OF REVENUE

There was no cost of revenue for the quarter ended December 31, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended December 31, 2004 and 2003, were $7,316 and $20,817, respectively. The decrease is due largely to the elimination of management fees paid during the quarter ending December 31, 2004. The company anticipates that G&A expenses will increase in the future as a result of the increase in activity resulting from the Option Agreement with Anderson Gold (China) Inc. as well as the costs of compliance by the Company with its reporting obligations under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of August 31, 2003, reflects assets of $1,373 consisting of cash and total liabilities consisting of accounts payable of $374,068.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate.

The Company will require additional financing in order to proceed with the exploration of its mineral properties. The Company plans to complete private placement sales of its common stock in order to raise the funds necessary to pursue its plan of operations and to fund its working capital deficit. The Company currently does not have any arrangements in place for the completion of any private placement financings and there is no assurance that the Company will be successful in completing any private placement financings.

GOING CONCERN CONSIDERATION

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at December 31, 2003, the Company has a working capital deficiency of $368,541 and accumulated losses of $2,060,361 since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities if we were unable to continue as a going concern.

Accordingly, our independent auditors included an explanatory paragraph in their report on the December 31, 2004 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 3 CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. William Anderson and Chief Financial Officer, Mr. Chand Jagpal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended, December 31, 2004 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES. NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE.

ITEM 5. OTHER INFORMATION. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
10.5	Formal Agreement between American United Gold Corporation and Anderson Gold (China) Inc..(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K/A originally filed February 16, 2005.

  Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

  Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K dated October 7, 2004 under Item 5.03 regarding the Amendments to Articles of Incorporation or Bylaws, change of company's name to American United Gold Corporation and the change of symbol under which the company's shares are quoted on the OTCBB.

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

Date: March 7, 2005.

American United Gold Corporation

By: /s/ "William Anderson"

William Anderson, Chief Executive Officer

By: /s/ "Chand Jagpal"

Chand Jagpal, Chief Financial Officer