Form 10QSB
period 2005-03-31
AMERICAN UNITED GOLD CORP
filed 2005-05-25
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: May 13, 2005

Common Stock, $0.001 par value, - 10,659,761 shares as of May 13, 2005
Transitional Small Business Issuer Format	Yes	No	X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and September 30, 2004

(Stated in US Dollars)

(Unaudited)

AMERICAN UNITED GOLD COPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2005 and September 30, 2004

(Stated in US Dollars)

(Unaudited)

		March 31,	September 30,
ASSETS		2005	2004

Current
Cash and cash equivalents		$ 293	$ 4,572
Receivables		412	412
Prepaid expenses		535	-

		$ 1,240	$ 4,984

LIABILITIES

Current
Accounts payable and accrued liabilities		$151,246	$153,353
Loans payable		-	12,123
Demand loans		203,161	184,919

		354,407	350,395

STOCKHOLDERS' DEFICIENCY

Common stock - Note 3
100,000,000	of authorized shares with par value of $0.001:
10,659,759	shares issued and outstanding (September 30, 2004: 10,659,759)	566,411	566,411
Additional paid-in capital		1,241,484	1,241,484
Share subscriptions - Note 4		60,000	-
Deficit accumulated during the development stage		(831,452)	(775,296)
Accumulated other comprehensive loss		(127,675)	(116,075)
Accumulated deficit		(1,261,935)	(1,261,935)

		(353,167)	(345,411)

		$ 1,240	$ 4,984

AMERICAN UNITED GOLD COPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three and six months ended March 31, 2005 and 2004

and October 1, 2002 (Date of Inception of Development Stage) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

					October 1,
					2002 (Date of
					Inception of
					Development
	Three months ended		Six months ended		Stage) to
	March 31,		March 31,		March 31,
	2005	2004	2005	2004	2005
Expenses
Accounting and audit fees	$ 6,713	$ 5,284	$ 9,152	$5,284	$51,568
Automobile	-	222	-	222	525
Foreign exchange loss	-	-	-	-	393
General and administrative	1,166	561	1,392	623	4,858
Interest and bank charges	83	-	122	478	509
Interest on long-term debt	3,557	3,315	7,114	6,640	40,530
Investor relations	14,602	-	14,602	-	14,602
Legal fees	5,022	-	5,944	-	48,059
Management fees	15,000	18,609	15,000	35,561	114,215
Telephone and utilities	-	-	-	-	323
Transfer agent fees	544	608	677	608	7,441
Travel	2,153	357	2,153	357	10,180

Loss from continuing operations before other item	(48,840)	(28,956)	(56,156)	(49,773)	(326,203)
Other item:
Gain on write-off of accounts payable	-	-	-	-	42,619

Loss from continuing operations	(48,840)	(29,956)	(56,156)	(49,773)	(283,584)

Loss from discontinued operations	-	(635,630)	-	(635,630)	(547,868)

Net loss for the period	(48,840)	(664,586)	(56,156)	(685,403)	(841,452)

Other comprehensive loss
Foreign currency adjustment	4,186	(84,479)	(11,600)	(82,977)	(127,675)

Comprehensive loss	$(44,654)	$(749,065)	$(67,756)	$(768,380)	$(959,127)

Basic and diluted loss per share	$ (0.00)	$ (0.08)	$ (0.01)	$(0.08)

Weighted average number of shares outstanding	9,431,044	9,431,044	9,431,044	9,431,044

AMERICAN UNITED GOLD COPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2005 and 2004

and for the period from October 1, 2002 (Date of Inception of Development Stage)

to March 31 2005

(Stated in US Dollars)

(Unaudited)

			October 1,
			2002 (Date of
			Inception of
			Development
	Six months ended		Stage) to
	March 31,		March 31,
	2005	2004	2005

Operating Activities
Net loss for the year from continuing operations:	$(56,156)	$(49,773)	$(283,584)
Adjustment to reconcile net loss to net cash used in operating activities:
Foreign exchange	(11,600)	(23,893)	(101,773)
Gain on write-off of accounts payable	-	-	(42,619)
Changes in non-cash working capital balances consist of:
Receivables	-	1,623	(412)
Prepaid expenses	(535)	-	(535)
Accounts payable and accrued liabilities	(2,107)	38,792	152,144

Net cash used in operating activities	(70,398)	(33,251)	(246,779)
Financing Activities
Decrease in loans payable	(12,123)	-	-
Increase in demand loans	18,242	25,723	36,853
Share subscriptions received	60,000	-	60,000
Issue of common shares for cash	-	-	106,450

Net cash provided by financing activities	66,119	25,723	203,303

Decrease in cash and cash equivalents during the period	(4,279)	(7,528)	(43,476)

Cash and cash equivalents, beginning of period	4,572	19,383	43,769

Cash and cash equivalents, end of the period	$ 293	$11,855	$ 293

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ 586

Income taxes	$ -	$ -	$ -

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

for the period October 1, 2002 (Date of Inception of Development Stage) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

						Deficit
						Accumulated	Accumulated
			Additional			During the	Other
	Common Stock		Paid-in	Shares	Share	Development	Comprehensive	Accumulated
	Shares	Amount	Capital	Allotted	Subscriptions	Stage	Loss	Deficit	Total

Balance, September 30, 2002	4,145,759	$8,291	$605,854	$4,370	$ -	$ -	$ -	$ (1,261,935)	$ (643,420)
Net loss for the year ended September 30, 2003	-	-	-	-	-	(137,347)	(17,407)	-	(154,754)

Balance, September 30, 2003	4,145,759	8,291	605,854	4,370	-	(137,347)	(17,407)	(1,261,935)	(798,174)
Pursuant to debt settlement agreement	2,236,500	447,300	-	-	-	-	-	-	447,300
Pursuant to an acquisition agreement	3,200,000	4,370	635,630	(4,370)	-	-	-	-	635,630
Pursuant to a private placement	1,077,500	106,450	-	-	-	-	-	-	106,450
Net loss for the year ended September 30, 2004	-	-	-	-	-	(637,949)	-	-	(637,949)
Other comprehensive income for the year ended September 30,2004	-	-	-	-	-	-	(98,668)	-	(98,668)

Balance, September 30, 2004	10,659,759	566,411	1,241,484	-	-	(775,296)	(116,075)	(1,261,935)	(345,411)
Share subscriptions	-	-	-	-	60,000	-	-	-	60,000
Net loss for the period ended March 31, 2005	-	-	-	-	-	(56,156)	-	-	(56,156)
Other comprehensive income for the period ended March 31, 2005	-	-	-	-	-	-	(11,600)	-	(11,600)

Balance, March 31, 2005	10,659,759	$566,411	$1,241,484	$ -	$60,000	$(831,452)	$(127,675)	$(1,261,935)	$(353,167)

On October 7, 2004, the Company consolidated its common stock on a 1 for 2 basis and has re-stated the prior years to reflect this.

AMERICAN UNITED GOLD COPORATION

(formerly MPAC Corporation)

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and September 30, 2005

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2005, the Company has a working capital deficiency of $353,167, has accumulated losses of $2,221,062 since inception and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Note 4 Commitments

    As at March 31, 2005, 250,000 pre-consolidated common shares previously allotted with respect to a finder's fee remain un-issued. These shares will be issued for no additional consideration once the holders exercise their conversion rights.

    As at March 31, 2005, the Company has received $60,000 for a private placement of 400,000 common shares at $0.15 per common

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2005, we incurred a net loss of $48,840 compared to a net loss of $28,956 for the comparative period in 2004. During the six months ended March 31, 2005, we incurred a net loss of $56,156 compared to a net loss of $49,773 for the comparative periods in 2004. Until the execution of the Option Agreement with Anderson Gold (China) Inc., we had no operations. Currently we are engaged in the fundraising to satisfy our commitments called for by the Option Agreement including the first phase work program on the Daguan Property.

REVENUES

The Company is in the exploration stage and has had no revenue from operations. None of the Company's mineral properties have proven to be commercially developable and the Company does not produce or any sell any mineral products.

We had no revenues for the quarter or six month period ended March 31, 2005. No revenues were generated for the comparative periods in 2004.

COST OF REVENUE

There was no cost of revenue for the quarter or six months ended March 31, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended March 31, 2005 and 2004, were $48,840 and $28,956, respectively. For the six months ended March 31, 2005 and 2004 respectively General and Administrative (G&A) expenses were $56,156 and $49,773 respectively. The increase is due largely to the addition of investor relation costs related to fund raising efforts in relation to the Option we have acquired to the Daguan Exploration Properties. The company anticipates that G&A expenses will increase in the future as a result of the increase in activity resulting from the Option Agreement with Anderson Gold (China) Inc. as well as the costs of compliance by the Company with its reporting obligations under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2005, reflects assets of $1,240 consisting of cash and total liabilities consisting of accounts payable and demand loans of $354,407.

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

GOING CONCERN CONSIDERATION

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at March 31, 2005, the Company has a working capital deficiency of $353,167, has accumulated losses of $2,221,062. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities if we were unable to continue as a going concern.

Accordingly, our independent auditors included an explanatory paragraph in their report on the March 31, 2005 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 3 CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. William Anderson and Chief Financial Officer, Mr. Chand Jagpal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended, March 31, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

  Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

  Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K/A dated February16, 2005, an amendment to a Form 8-K filed December 21, 2004 under Item 1.01 regarding entered into a formal agreement to acquire 100% of Anderson Gold (China) Inc and under ITEM 9.01 regarding Formal Agreement between American United Gold Corporation and Anderson Gold (China) Inc..

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24 , 2005.

American United Gold Corporation

By: /s/ "David Uppal"

David Uppal, President

By: /s/ "Chand Jagpal"

Chand Jagpal, Chief Financial Officer