Form 10QSB
period 2005-06-30
AMERICAN UNITED GOLD CORP
filed 2005-09-16
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule

12b-2 of the Exchange Act). _ Yes X No

 State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: September 14, 2005

Common Stock, $0.001 par value, - 10,659,761 shares as of September 14, 2005
Transitional Small Business Issuer Format	Yes	No	X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Stated in US Dollars)

(Unaudited)

AMERICAN UNITED GOLD COPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

June 30, 2005 and September 30, 2004

(Stated in US Dollars)

(Unaudited)

	June 30,	September 30,
ASSETS	2005	2004

Current
Cash and cash equivalents	$ 260	$ 4,572
Receivables	412	412
Prepaid expenses	536	-

	$ 1,208	$ 4,984

LIABILITIES

Current
Accounts payable and accrued liabilities Note 5	$ 164,008	$ 153,353
Loans payable Note 5	2,887	12,123
Demand loans Note 4	201,059	184,919

	367,954	350,395

STOCKHOLDERS DEFICIENCY

Common stock Note 3
100,000,000 of authorized shares with par value of $0.001:
10,659,761 shares issued and outstanding (September 30, 2004: 10,659,761)	10,660	10,660
Additional paid-in capital	1,797,235	1,797,235
Share subscriptions Note 6	60,000	-
Deficit accumulated during the development stage	(849,196)	(775,296)
Accumulated other comprehensive loss	(123,510)	(116,075)
Accumulated deficit	(1,261,935)	(1,261,935)

	(366,746)	(345,411)

	$ 1,208	$ 4,984

AMERICAN UNITED GOLD COPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three and nine months ended June 30, 2005 and 2004

and October 1, 2002 (Date of Inception of Development Stage) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

					October 1,
					2002 (Date of
					Inception of
					Development
	Three months ended		Nine months ended		Stage) to
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005

Expenses
Accounting and audit fees	$ 6,745	$ -	$ 15,897	$ 5,122	$ 58,313
Automobile	-	290	-	512	525
Foreign exchange loss	-	-	-	-	393
General and administrative	(61)	1,325	1,331	1,950	4,797
Interest and bank charges	93	-	215	119	602
Interest on long-term debt	3,555	3,014	10,669	9,654	44,085
Investor relations	(3)	-	14,599	-	14,599
Legal fees	(1)	5,787	5,943	5,787	48,058
Management fees Note 5	7,416	54,549	22,416	88,840	154,631
Telephone and utilities	-	-	-	-	323
Transfer agent fees	-	2,828	677	3,436	7,441
Travel	-	6,160	2,153	6,517	10,180

Loss from continuing operations before other item	(17,744)	(73,953)	(73,900)	(121,937)	(343,947)

Other item:
Gain on write-off of accounts payable	-	-	-	-	42,619

Loss from continuing operations	(17,744)	(73,953)	(73,900)	(121,937)	(301,328)

Income (loss) from discontinued operations	-	122,311	-	(514,761)	(547,868)

Net income (loss) for the period	(17,744)	48,358	(73,900)	(636,698)	(849,196)

Other comprehensive income (loss)
Foreign currency adjustment	4,165	(890)	(7,435)	(84,212)	(123,510)

Comprehensive income (loss)	$ (13,579)	$ 47,468	$ (81,335)	$ (720,910)	$(972,706)

Basic and diluted loss per share from continuing operations	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

Basic and diluted income (loss) per share from discontinued operations	$ 0.00	$ 0.02	$ 0.00	$ (0.08)

Basic and diluted income (loss) per share	$ (0.00)	$ 0.01	$ (0.01)	$ (0.10)

Weighted average number of shares outstanding	10,659,761	6,575,823	10,659,761	6,575,823

AMERICAN UNITED GOLD COPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended June 30, 2005 and 2004

and for the period from October 1, 2002 (Date of Inception of Development Stage) to June 30 2005

(Stated in US Dollars)

(Unaudited)

			October 1, 2002
			(Date of Inception
			of Development
	Six months ended		Stage)
	June 30,		to June 30,
	2005	2004	2005

Operating Activities
Net loss for the year from continuing operations:	$(73,900)	$(206,149)	$(301,328)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on write-off of accounts payable	-	-	(42,619)
Changes in non-cash working capital balances consist of:
Receivables	-	(25,745)	(412)
Prepaid expenses	(536)	-	(536)
Accounts payable and accrued liabilities	10,655	25,074	194,906

Net cash used in operating activities	(63,781)	(206,820)	(149,989)

Financing Activities
Increase (decrease) in loans payable	(9,236)	-	2,887
Increase in demand loans	16,140	27,031	34,751
Share subscriptions received	60,000	116,450	60,000
Issue of common shares for cash	-	-	106,450

Net cash provided by financing activities	66,904	143,481	204,088

Effect on cash of foreign currency transactions	(7,435)	67,073	(97,608)

Increase (decrease) in cash from continuing operation	(4,312)	3,734	(43,509)

Decrease in cash from discontinued operations	-	(19,383)	-

Decrease in cash and cash equivalents during the period	(4,312)	(15,649)	(43,509)

Cash and cash equivalents, beginning of period	4,572	19,383	43,769

Cash and cash equivalents, end of the period	$ 260	$ 3,734	$ 260

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ 586

Income taxes	$ -	$ -	$ -

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

for the period October 1, 2002 (Date of Inception of Development Stage) to June 30, 2005

(Stated in US Dollars)

(Unaudited)

						Deficit
						Accumulated	Accumulated
			Additional			During the	Other
	Common Stock		Paid-in	Shares	Share	Development	Comprehensive	Accumulated
	Shares	Amount	Capital	Allotted	Subscriptions	Stage	Loss	Deficit	Total

Balance, September 30, 2002	4,145,761	$ 4,146	$ 609,999	$ 4,370	$ -	$ -	$ -	$ (1,261,935)	$ (643,420)
Net loss for the year ended September 30, 2003	-	-	-	-	-	(137,347)	(17,407)	-	(154,754)

Balance, September 30, 2003	4,145,761	4,146	609,999	4,370	-	(137,347)	(17,407)	(1,261,935)	(798,174)
Pursuant to debt settlement agreement	2,236,500	2,237	445,063	-	-	-	-	-	447,300
Pursuant to an acquisition agreement	3,200,000	3,200	636,800	(4,370)	-	-	-	-	635,630
Pursuant to a private placement	1,077,500	1,077	105,373	-	-	-	-	-	106,450
Net loss for the year ended September 30, 2004	-	-	-	-	-	(637,949)	-	-	(637,949)
Other comprehensive loss for the year ended September 30,2004	-	-	-	-	-	-	(98,668)	-	(98,668)

Balance, September 30, 2004	10,659,761	10,660	1,797,235	-	-	(775,296)	(116,075)	(1,261,935)	(345,411)
Share subscriptions	-	-	-	-	60,000	-	-	-	60,000
Net loss for the period ended June 30, 2005	-	-	-	-	-	(73,900)	-	-	(73,900)
Other comprehensive loss for the period ended June 30, 2005	-	-	-	-	-	-	(7,435)	-	(7,435)

Balance, June 30, 2005	10,659,761	$ 10,660	$ 1,797,235	$ -	$ 60,000	$(849,196)	$(123,510)	$(1,261,935)	$ (366,746)

The number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split on a one new for two old basis on October 7, 2004. The par value and additional paid-in capital were also restated to adjust the par value amount in conformity with the number of shares then issued.

AMERICAN UNITED GOLD COPORATION

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

Note 2 Operations and Going Concern

These consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2005, the Company has a working capital deficiency of $366,746, has accumulated losses of $2,234,641 since inception and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3 Mineral Property

By an agreement dated December 17, 2004, the Company has the option to acquire 100% of the outstanding shares of Anderson Gold (China) Inc. ("Anderson Gold"), a company related by way of common directors. Anderson Gold has entered into a Joint Venture Agreement with a Chinese corporation to earn up to an 85% interest in the Daguan Exploration Property located in Guizhou, China. In order to exercise this option, the Company must incur exploration expenditures on the property of up to $1,780,000, make cash payments to Anderson Gold of up to $230,000 and issue to the owners of Anderson Gold 10,000,000 of the Company's common shares. These shares are to be held in escrow and released in stages determined by the completion of certain milestones in exploration and development spending and making required cash payments over a four-year period. The Company has not incurred $300,000 in exploration expenditures, not paid the $80,000 option payment and not issued the 2,000,000 shares to the vendors by June 30, 2005 as required under the terms of the agreement in order to maintain its right to earn the above-noted interest. The Company is currently negotiating with the vendors to extend the terms of the agreement.

Note 4 Demand Loans

The demand loans bear interest at 10% per annum, are unsecured and are payable on demand. A default judgement has been obtained by the creditors on April 1, 2003 in the amount of $167,688 (CDN$205,518).

Note 5 Related Party Transactions

The Company was charged the following expense by a director and former directors of the Company:

					October 1,
					2002
					(Date of
					Inception of
					Development
	Three months ended		Nine months ended		Stage) to
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005

Management fees	$7,500	$55,109	$22,500	$88,703	$154,631

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

At June 30, 2005, accounts payable and accrued liabilities include $22,500 (September 30, 2004: Nil) due to a director and former directors of the Company.

Note 5 Related Party Transactions (cont'd)

Loans payable to directors of the Company are unsecured, non-interest bearing and have no specific terms for repayment.

Note 6 Commitments

i. As at June 30, 2005, 125,000 (250,000 pre-consolidated) common shares previously allotted with respect to a finder's fee remain un-issued. These shares will be issued for no additional consideration once the holders exercise their conversion rights.

ii. As at June 30, 2005, the Company has received $60,000 for a private placement of 400,000 common shares at $0.15 per common share.

Note 7 Comparative Figures

Certain of the prior period's comparative figures for June 30, 2004 have been restated to conform with the presentation used in the current period.

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

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property in China which Anderson Gold has an option to earn an interest in contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost. In order to exercise our option in Anderson Gold we will require additional funding and it is the companys intention to raise capital with the sale of common shares.

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

American United may exercise its Option ("the Option") to acquire a 100% interest in Anderson Gold (China) Inc. ("Anderson Gold") by contributing to the capitalization of the Joint Venture Company up to $1,780,000 in connection with the Daguan Project, and paying to Anderson Gold up to $230,000, and issuing to the Shareholders 10,000,000 shares of the common stock (as presently constituted) of AMUG as fully paid and non-assessable in accordance with the schedule set forth in subsections 1.2(a) through 1.2(d) of the Option Agreement with Anderson Gold entered into on December 17, 2004. Funds provided to capitalize the Joint Venture Company will be expended in accordance with the requirements of the Exploration Program. If a decision to proceed to a Feasibility Study to determine the viability of mining, funds provided to capitalize the Joint Venture Company will be expended towards such work. Following the execution of the Option Agreement with Anderson Gold and before March 31, 2005, American United may exercise the Option as to 25% of the Anderson Gold Shares by causing to be carried out an exploration work program as recommended by a qualified engineer or geologist with a budget of no less than $100,000. Provided that American United has previously exercised the Option as set out above, a further 25% of the Anderson Gold Shares may be acquired on or before June 30, 2005 by making a payment to Anderson Gold of $80,000, releasing of 2,000,000 American United Shares from escrow, causing to be carried out mining exploration and/or development work in respect of the Daguan Project as recommended by a qualified engineer or geologist with a budget of no less than $200,000. Provided that American United has previously exercised the Options as set out above it may exercise the Option as to a further 25% of the Anderson Gold Shares by March 31, 2009 by releasing a further 4,000,000 shares in American United Shares from escrow on or before March 31, 2006 and causing to be carried out certain exploration, and/or development work in respect of the Daguan Project, as defined in the Agreement between Anderson Gold Corporation and GGC, or such other continuing work program as shall be recommended by a qualified engineer or geologist with a total budget of no less than $600,000 before March 31, 2009. Provided that American United has previously exercised the Option as set out above, American United may exercise the Option as to the final 25% of the Anderson Gold Shares following the completion of the Stage 3 Program and before the fourth anniversary of the establishment of the Joint Venture Company by making a payment of $100,000 to Anderson Gold and releasing a further 4,000,000 AMUG Shares from escrow and causing to be carried out the Stage 4 mining acquisition, exploration and/or development work in respect of the Daguan Project, as defined in the Agreement between Anderson Gold Corporation and GGC with a budget of no less than $880,000.

The Company has not incurred $300,000 in exploration expenditures, not paid the $80,000 option payment and not issued the 2,000,000 shares to the vendors by June 30, 2005 as required under the terms of the agreement in order to maintain its right to earn the above-noted interest. The Company is currently negotiating with the vendors to extend the terms of the agreement.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2005, we incurred a net loss of $17,744 compared to a gain of $48,358 for the comparative period in 2004. The gain in 2004 was entirely the result of a gain from discontinued operations. During the nine months ended June 30, 2005, we incurred a net loss of $73,900 compared to a net loss of $636,698 for the comparative periods in 2004. Excluding the loss from discontinued operations of $514,761, the loss for the nine months ended June 30, 2004 was $121,937. Currently we are engaged in the fundraising to satisfy our commitments called for by the Option Agreement including the first phase work program on the Daguan Property.

REVENUES

The Company is in the exploration stage and has had no revenue from operations. None of the Company's mineral properties have proven to be commercially developable and the Company does not produce or any sell any mineral products.

We had no revenues for the quarter or nine month period ended June 30, 2005. No revenues were generated for the comparative periods in 2004.

COST OF REVENUE

There was no cost of revenue for the quarter or nine months ended June 30, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended June 30, 2005 and 2004, were $17,744 and $73,953, respectively. For the nine months ended June 30, 2005 and 2004 respectively General and Administrative (G&A) expenses were $73,900 and $121,937 respectively. The decrease is due largely to the decrease of management fees. Management fees are expected to remain low in the upcoming quarters as concerns the present company projects. The company anticipates that G&A expenses will increase in the future as a result of the increase in activity resulting from the Option Agreement with Anderson Gold (China) Inc. as well as the costs of compliance by the Company with its reporting obligations under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2005, reflects cash of $260 and no significant assets and total liabilities consisting of accounts payable, loans payable and demand loans of $367,954.

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

GOING CONCERN CONSIDERATION

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at June 30, 2005, the Company has a working capital deficiency of $366,746, has accumulated losses of $2,234,641 since inception and has yet to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities if we were unable to continue as a going concern.

Accordingly, our independent auditors included a note in the June 30, 2005 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 3 CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. William Anderson and Chief Financial Officer, Mr. Chand Jagpal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended, June 30, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September ____ , 2005.

American United Gold Corporation

By: /s/ "David Uppal"

David Uppal, President

By: /s/ "Chand Jagpal"

Chand Jagpal, Chief Financial Officer

11