Form 10-K
period 2005-09-30
AMERICAN UNITED GOLD CORP
filed 2006-02-17
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The registrants consolidated revenues for its most recent fiscal year were nil.

Based on the closing sales price of the Common Stock on February 16, 2005, the aggregate market value of the voting stock of registrant held by non-affiliates was $460,481

As of February 15, 2005 the registrants outstanding common stock consisted of 10,659,759 shares.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Page

PART I

Item 1: Description of Business 4

Item 2: Description of Property 9

Item 3: Legal Proceedings 9

Item 4: Submission of Matters to a Vote of Security Holders 10

PART II

Item 5: Market for Common Equity and Related Stockholder Matters 10

Item 6: Management's Discussion and Analysis 12

Item 7: Financial Statements 17

Item 8: Changes in and Disagreements with Accountants and Financial Disclosure 17

PART III

Item 9: Directors and Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act 18

Item 10: Executive Compensation 19

Item 11: Security Ownership of Certain Beneficial Owners 20

Item 12: Certain Relationships and Related Transactions 21

Item 13: Exhibits and Reports on Form 8-K 22

Item 14: Controls and Procedures 24

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

On or about March 12, 2004, the directors determined that it was in the best interest of our stockholders to become active in the mineral resource sector. We are considered an exploration stage company. Our office is currently located 555 Burrard Street, Suite 900, Vancouver, B.C., CANADA V7X 1M8. The telephone number is (604) 692-2808. We currently do not maintain a website.

On August 19, 2004, the Registrant filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada changing the name of the Registrant to "United American Gold Corporation".

On September 28, 2004, the Registrant filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada reflecting a reverse stock split on a two for one basis. As a result of the reverse split, every two shares of common stock were consolidated into one share of common stock. The number of shares of common stock outstanding was reduced from 21,319,518 to 10,659,759 immediately following the reverse stock split.

Effective October 4 , 2004, and as a result of the name change and reverse split, the Registrant's common shares commenced trading under the trading symbol "AMUG".

On November 29, 2004 the Company appointed Mr. William H. Anderson CEO and Chairman, Mr. Kenneth R. Thorsen as Vice President of Exploration, Mr. Steve S. Kubota has been appointed as Vice President of Corporate Communications, and Mr. Chand S. Jagpal was appointed as Chief Financial Officer and Corporate Secretary. Also on this date all of the foregoing individuals became directors of the company. These people together Mr. Paul Uppal, Mr. Rashpal Uppal and Mr. Scott Biddle were our officers and directors. At this time, they were responsible for maintaining the Company in compliance with all SEC and other rules and regulations and for finding a suitable business opportunity to acquire or merge with the Company.

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

On November 14, 2005 the company terminated its agreement with American United Gold Corporation and Anderson Gold (China) Inc. and the shareholders of Anderson Gold (China) Inc. ("Anderson") announced December 17, 2004 whereby it entered into an agreement with those shareholders to acquire 100% of the shares of Anderson. As of the date of termination the company had not acquired any of the shares of Anderson.

Also on November 14, 2005 the company accepted a letter of resignation from Mr. William H. Anderson, resigning from the board of directors and as Chief Executive Officer of the company. Mr. Anderson's appointment as Director and Chief Executive Officer was made pursuant to the Agreement to acquire Anderson Gold (China) Inc. and the termination of that agreement resulted in the resignation of Mr. Anderson. The resigning director and the company part ways on good terms and with no outstanding issues.

On the same date the company accepted letters of resignation from the Board of Directors from Mr. Kenneth R. Thorsen, Mr. Steve S. Kubota, and Mr. Chand S. Jagpal. The appointment of these directors and was made pursuant to the Agreement to acquire Anderson Gold (China) Inc. and the termination of that agreement resulted in their resignation. The resigning directors and the company part ways on good terms and with no outstanding issues. Mr. Jagpal also resigned from his position as Chief Financial Officer and Corporate Secretary.

Also on November 14, 2005 the company accepted letters of resignation from the Board of Directors from Mr. Rajpal Uppal and Mr. Scott Biddle. The resignations were offered for personal reasons and not for any disagreement with management of the Company or its policies. The resigning directors and the company part ways on good terms and with no outstanding issues.

Also on November 14, 2004 the company appointed Mr. Brian Hall as a Director as well as Secretary and Chief Financial Officer.

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

We currently do not consider that we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. The company has not made a determination as to whether we would develop to production any commercially viable ore body that we may discover or sell any such ore body to a to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. The company has not entered into any arrangements to acquire an interest in a mineral property at this time and their can be no assurances that it will in the future.

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

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in any jurisdiction where we may acquire an interest in a mineral property. Most, if not all federal governments and various regional, state and local governments have adopted laws and regulations regarding the protection of natural resources, human health and the environment. We will be required to conduct all exploration activities in accordance with all applicable laws and regulations. These may include requiring working permits for any exploration work that results in physical disturbances to the land and locating claims, posting claims and reporting work performed on the mineral claims. The laws and regulations may tell us how and where we can explore for natural resources, as well as environmental matters relating to exploration and development. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

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

Fluctuations in the market prices of natural resources

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

Other unanticipated difficulties in obtaining necessary financing

The failure of equipment or processes to operate in accordance with specifications or expectations

Labor relations

Accidents

In addition the Company may face unusual weather or operating conditions, force majeure events, or other risks described from time to time in the Companys filings with the Securities and Exchange Commission.

Many of these factors are beyond the Companys ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Lack of Properties and Insufficient Exploration and Development Funds

The company has not entered into any arrangements to acquire an interest in a mineral property at this time and their can be no assurances that it will in the future.

Additional funds are likely necessary in order for the Company to enter into an agreement regarding obtaining an interest in a mineral property. Any expenditures on are discretionary and may be increased or decreased based upon funds available to the Company.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not currently operate through any subsidiary or affiliate though the company continues to hold a 100% interest in 805332 Alberta Ltd which is inactive.

Patents and Trademarks

We do not own any patent or trademark.

Employees

We have no full time employees. Our sole officer and director provide planning and organizational services for us on a part-time basis.

Item 2. DESCRIPTION OF PROPERTY.

Offices and Production Facilities

Our executive offices located at 900-555 Burrard, Street, Vancouver, BC have been provided by a former Director of the Company free of charge. We believe that our current facilities are adequate and suitable for our current use, which consists primarily of sales and marketing of our products, as well as reviewing opportunities and negotiations with potential partners and merger candidates. We are seeking to acquire new production facilities through a merger with a suitable production partner. Our facilities are adequately insured against perils.

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

None

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

The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2005.
Calendar Year	HIGH	LOW
2003 Q4	0.23	0.06
2004 Q1	0.09	.02
2004 Q2	0.9	0.2
2004 Q3	0.3	0.08
2004 Q4	0.38	.05
2005 Q1	0.24	0.10
2005 Q2	0.14	0.08
2005 Q3	0.10	0.04
2005 Q4	0.10	0.05

* The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

As at September 30, 2005 there were 21,319,518 shares of our common stock issued and outstanding and approximately 62 stockholders of record and, following a reverse split of the companys shares on a one new for two old share reverse split that took place on October 4, 2004, at February 1, 2006 there were 10,659,759 shares of our common stock issued and outstanding and approximately 57 stockholders of record

There are no contractual restrictions on the resale of any our outstanding common stock. As at December 31, 2005, there are shares of our common stock that are restricted from resale under Rule 144 promulgated under the U.S. Securities Act of 1933, as follows:

Number of Restricted Shares	Description
6475250	Shares issued pursuant to Rule 144(d)(3)(ii) and may be sold in accordance with the affiliate provisions of Rule 144.
4,370,000	Shares held by affiliates that may be sold in accordance the affiliate rules set out in Rule 144.

Total restricted: 6,470,250 shares

Total restricted held by Affiliates (issued and reserved): 4,370,000 shares

Total non-restricted: 4,189,509

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

None

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this section and in certain other sections of this Form 10-KSB contain forward-looking statements. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

-The ability and opportunity to enter into an agreement to acquire an interest or the right to acquire an interest in a resource property;

- Feasibility of any property which we may acquire an interest or the right to acquire an interest;

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

OVERVIEW

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. The company has not entered into any arrangements to acquire an interest in a mineral property at this time and their can be no assurances that it will in the future.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending September 30, 2006, we plan source a mineral property in which to acquire an interest The funds in our treasury are insufficient to meet any planned activities as a result of this, we hope to enter into a financing arrangements during the next twelve months (ending September 30, 2006).

We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our one director at a minimum to conserve capital. Our staffing in no way hinders our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the company.

We do not anticipate any equipment purchases in the next twelve months (ending September 30, 2006).

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

RESULTS OF OPERATIONS

During the two fiscal years ended September 30, 2005 and 2004, we incurred a net loss from continuing operations of $62,987 and $123,188 respectively. No management fees were paid during the year ended September 30, 2005 resulting in a significantly lower net loss. It is not anticipated that significant management fees will be incurred in the year ended September 30, 2006.

REVENUES

We have no revenues for the year ended September 30, 2005. We did not generate any revenues for year ended September, 2004.

COST OF REVENUE

There was no cost of revenue for the two fiscal years ended September 30, 2005 and 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

For the two fiscal years ended September 30, 2005 and 2004, general and administrative expenses were $86.616 and $165,807. The decrease in G&A expenses from 2004 to 2005 is largely attributable to a decline in legal fees, management fees, and interest on long term debt. Going forward it may be necessary to engage paid consultants in the field of geology, ground operations, corporate development, and financial management to work for the Company in the search for attractive prospects in the mineral exploration field.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2005 reflects cash of $863 as compared to $4,572 at September 30, 2004, and total liabilities on the balance sheet as of September 30, 2005 $373,107 consisting primarily of a demand loan of $166,1079 and accounts payable of $173,124 as compared to total liabilities of $350,395 at September 30, 2004.

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

We do not have any material commitments for capital expenditures as of September 30, 2005.

For the twelve months ended September 30, 2005, there were no capital expenditures.

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

GOING CONCERN CONSIDERATION

These consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $377,244 and a stockholders deficiency of $ 377,244 at September 30, 2005 and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

 Item 7. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page and officer certification pages.

Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 14, 2004 the Company determined not to renew the engagement of its independent accountants, Amisano Hanson ("Amisano"), and appointed K. R. Margetson Ltd. ("Margetson") as its new independent accountants, effective immediately.

This determination followed the Company's decision to seek proposals from independent accountants to audit the Company's financial statements for the fiscal year ending September 30, 2005. The decision not to renew the engagement of Amisano and to retain Margetson was approved by the Company's Audit Committee. Amisano was dismissed effective as of February 14, 2005.

In connection with the audits of the fiscal years ending September 30, 2004 and September 30, 2003 and to the date of non-renewal, the Company had no disagreements with Amisano with respect to accounting principles or practices, financial statement disclosure, or auditing scope or procedures of the type discussed in Item 304(a)(iv) of Regulation S-B.

The audit reports of Amisano on the financial statements of the Company as of and for the years ended September 30, 2004 and 2003, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ending September 30, 2004 and September 30, 2003, including the subsequent interim periods through February 13, 2003, the date of Amisano's non-renewal, and prior to the appointment of Margetson, the Company (or anyone on its behalf) did not consult with Margetson regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of February 15, 2006 are set forth in the table below. Each of the directors of American United will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

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
NAME	AGE	POSITION (1)
David R. Uppal	43	President and Director

1. Pursuant to our bylaws, all directors serve for a term of one year, until they resign or until they are removed by majority vote at a meeting of the stockholders. Officers are elected by American United's directors and serve for a term of one year, or until such time as their successor is appointed, until they resign or until they are removed by the directors.

None of the American Uniteds directors and officers hold positions with other reporting companies.

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

Family Relationships

There are no family relationships among the our directors or officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all reporting persons complied with all Section 16(a) filing requirements for the year ending September 30, 2005.

Item 10. EXECUTIVE COMPENSATION

The following table provides a summary of the compensation paid to the Chief Executive Officer for the years ended September 30, 2005, September 30, 2004, and September 30, 2003. No executive officer received a total annual salary, bonus and other compensation in excess of $100,000 in those periods. American Uniteds Chief Executive Officer has received no compensation other than consulting fees. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned for the 2004 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

SUMMARY COMPENSATION TABLE
				Long Term Compensation
		Annual Compensation		Awards			Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year*	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
David Uppal	CEO
2005	0	0	0	0	0	0	0
2004	0	0	0	0	0	0	0
2003	0	0	0	0	0	0	0
Peter Guest	Former CEO
2005	0	0	0	0	0	0	0
2004	35,775.50	0	0	0	0	0	0
2003	0	0	0	0	0	0	0

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the American Uniteds issued and outstanding common stock owned as of December 31, 2005 by (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) named directors and executive officers; and (iii) all directors and executive offices of American United as a group. Unless otherwise indicated in the footnotes below on the table as subject to community property laws, where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock shown as beneficially owned.

These calculations are based on a total issued and outstanding share capital as at December 31, 2005 of 10,659,761 common shares, and for each beneficial owner assumes conversion or exercise of all convertible securities held by the particular beneficial owner. All addresses below are c/o American United Gold Corporation, 555 Burrard Street, Suite 900, Vancouver , B.C., CANADA, V7X 1M8.
NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS
B.D. G. Solvents Inc. , 1600 Boul. Henri Bourassa West, Suite 404, Montreal, PQ Canada H3M 3E2 (1)	759,000	7.1%
Paul Uppal , 11032Scarborough Dr. Delta, B.C. V4C 7S5	2,235,000	21%
David Uppal, Director, CEO	2,285,000	21.4%
Directors and Officers as a Group (1 person)	2,285,000	21.4%

1. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. These calculations are based on a total issued and outstanding share capital as at December 31, 2005 of 10,659,759. common shares, and for each beneficial owner assumes conversion or exercise of all convertible securities held by the particular beneficial owner.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors of American United are not currently compensated by us for meeting attendance or otherwise, but are entitled to reimbursement for their travel expenses. We do not pay additional amounts for committee participation or special assignments of the Board of Directors.

David Uppal, President, is currently the only full time executive and is not in receipt of any salary at this time but is entitled to reimbursement for his travel expenses, and other expenses related to his duties as officer. During the year ended September 30, 2005 no consulting fdees were paid to Mr. Uppal.

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

(b) Reports on Form 8-K.

The registrant filed a current report on Form 8-K on October 7, 2004 under Items 5.03 Amendments to Articles of Incorporation or Bylaws, reporting the an ammendement to the Articles of Incorporation with the State of Nevada changing the name of the Registrant to "United American Gold Corporation" and reporting a reverse stock split.

The Registrant filed a Current Report on Form 8-K dated December 3, 2004 under Items 5.02 regarding the appointment of new Directors and Officers.

The Registrant filed a Current Report on Form 8-K dated December 21, 2004 under Item 1.01 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT and Item 9.01, regarding the entering into of an Agreement to acquire 100% of the outstanding shares in Anderson Gold (China) Inc.

The Registrant filed a Current Report on Form 8-K/A dated February 16, 2005 under Item 1.01 and Item 9.01 which constituted an amendment to the Form 8-K filed December 21, 2004.

The Registrant filed a Current Report on Form 8-K dated November 17, 2005 under Item 1.02 and Item 5.02 regarding the termination of the Agreement to acquire Anderson Gold (China) Inc. and the resignation of certain Directors and Officers and the appointment of a new Officer and Director.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2006.

American United Gold Corporation

By: /s/ David R. Uppal

David Uppal, President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on February 16, 2006.

Signature	Title	Date
By: /s/ David R. Uppal	Director and President	February 16, 2005

MERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

(Stated in US Dollars)

Keith Margetson, CA	K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

American United Gold Corporation (Formerly MPAC Resources Corporation)

I have audited the accompanying balance sheets of American United Gold Corporation (Formerly MPAC Resources Corporation) (A Development Stage Company) as of September 30, 2005 and the related statements of operations, stockholders' deficiency and cash flows for the year ended September 30, 2005 The balance sheet for the year ended September 30, 2004 and the related statements of operations, stockholders' deficiency and cash flows for the year then and for the period from October 1, 2002 (Date of Inception of development stage) to September 30, 2004.was audited by a another auditor These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as Ill as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004 and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004 and for the period from October 1, 2002 (Date of inception of development stage) to September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Sechelt, BC	"K. R. Margetson Ltd".
Canada	Chartered Accountants
Po Box 45, 5588 Inlet Avenue	Telephone: 604-885-2810
Sechelt, BC v0n 3a0	Facsimile: 604-885-2834
canada

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

BALANCE SHEETS

September 30, 2005 and 2004

(Stated in US Dollars)
ASSETS	2005	2004
Current
Cash and cash equivalents	$ 863	$ 4,572
Receivables	---	412
Current assets of discontinued operations - Note 9	---	---

	$ 863	$ 4,984

LIABILITIES
Current
Accounts payable and accrued liabilities - Notes 3 and 8	$ 173,124	$ 153,353
Loans payable - Note 8	33,073	12,123
Demand loans - Note 4	166,910	184,919
Current liabilities of discontinued operations - Note 9	-	-

	373,107	350,395

STOCKHOLDERS' DEFICIENCY

Capital Stock - Notes 5 and 12
Common stock: 100,000,000 authorized shares, with par value of $0.001
10,659,759 (2004: 10,659,759) shares issued and outstanding	566,411	566,411
Additional paid-in capital	1,241,484	1,241,484
Shares allotted	60,000	-
Deficit accumulated during the development stage	(838,283)	(775,296)
Accumulated other comprehensive loss	(139,921)	(116,075)
Accumulated deficit	(1,261,935)	(1,261,935)

	(372,244)	(345,411)

	$ 863	$ 4,984

Going Concern - Note 1

Commitments - Note 5

Subsequent Events - Notes 1 and 12

APPROVED BY THE BOARD:

"Dave Uppal"	Director

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

for the years ended September 30, 2005 and 2004 and

for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2005

(Stated in US Dollars)
	2005	2004	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2005

Expenses
Accounting and auditing fees	$ 30,093	$ 23,331	$ 72,509
Automobile	--	525	525
Foreign exchange loss	--	237	393
General and administrative	1,089	3,068	4,555
Interest and bank charges	211	387	598
Interest on long-term debt	6,751	13,201	40,167
Investor relations	11,766	--	11,766
Legal fees	9,666	23,869	51,781
Management fees - Note 8	24,470	90,696	156,685
Telephone and utilities	--	205	323
Transfer agent fees	810	3,605	7,574
Travel	1,760	6,683	9,787

Loss from continuing operations before other item	(86,616)	(165,807)	(356,663)
Other items:
Gain on write-off of accounts payable - Note 8	20,435	42,619	63,054
Adjustment for items in dispute - Note	3,194	-----	3,194

Loss from continuing operations	(62,987)	(123,188)	(290,415)

Loss from discontinued operations - Note 9	--	(514,761)	(547,868)

Net loss for the year	(62,987)	(637,949)	(838,283)
Other comprehensive loss
Foreign currency adjustment	(23,846)	(98,668)	(139,921)

Comprehensive loss	$ (86,823)	$ (736,617)	$ (978,204)

.../cont'd

Continued

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

for the years ended September 30, 2005 and 2004 and

for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2005

(Stated in US Dollars)

	2005	2004
Basic and diluted loss per share from continuing operations	$ (0.01)	$ (0.02)

Basic and diluted loss per share from discontinued operations	(0.00)	(0.07)

Basic and diluted loss per share	$(0.01)	$(0.09)

Weighted average number of shares outstanding	10,659,759	7,246,536

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended September 30, 2005 and 2004 and

for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2005

(Stated in US Dollars)

	2005	2004	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2005
Operating Activities
Net loss for the year from continuing operations:	$(62,987)	$(123,188)	$(290,415)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Foreign Exchange	(23,846)	(67,558)	(114,019)
Gain on write-off of accounts payable		(42,619)	(42,619)
Changes in non-cash working capital balances consist of:
Receivables	412	(67)	---
Accounts payable and accrued liabilities	19,771	51,769	204,022

Net cash provided by (used in) operating activities	(66,650)	(181,663)	(243,031)

Financing Activities
Increase (decrease) in loans payable	20,950	12,123	33,073
Increase (decrease) in demand loans	(18,009)	67,662	602
Issue of common shares for cash	--	106,450	106,450
Share Subscription Received	60,000	--	60,000

Net cash provided by (used in) financing activities	62,941	186,235	200,125

...Cont'd.

Continued

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended September 30, 2005 and 2004 and

for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2005

(Stated in US Dollars)

	2005	2004	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2005
Increase (decrease) in cash from continuing operations	(3,709)	$4,572	$(42,906)
Decrease in cash from discontinued operations - Note 9		(19,383)	-

Decrease in cash and cash equivalents during the year	(3,709)	(14,811)	(42,906)
Cash and cash equivalents, beginning of the year	4,572	19,383	43,769

Cash and cash equivalents, end of the year	$ 863	$ 4,572	863

Cash is compromised as follows:
- Continuing operations	$ 863	$ 4,572	$ 863
- Discontinued operations	-	-	-

Cash, end of the year	$ 863	$ 4,572	$ 863

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ 586

Income taxes	$ -	$ -	$ -

Non-cash Transactions - Note 10

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

STATEMENT OF

STOCKHOLDERS' DEFICIENCY

for the years ended September 30, 2004 to September 30, 2005

(Stated in US Dollars)
	Note 1		Additional			Deficit Accumulated During the	Accumulated Other
	Common Stock		Paid-in	Shares	Share	Development	Comprehensive	Accumulated
	Shares	Amount	Capital	Allotted	Subscription	Stage	Loss	Deficit	Total

Balance, September 30, 2003	4,145,759	8,291	605,854	4,370	-	(137,347)	(17,407)	(1,261,935)	(798,174)

Pursuant to debt settlement agreements	2,236,500	447,300	-	-	-	-	-	-	447,300
Pursuant to an acquisition agreement	3,200,000	4,370	635,630	(4,370)	-	-	-	-	635,630
Pursuant to a private placement	1,077,500	106,450	-	-	-	-	-	-	106,450
Net loss for the year ended September 30, 2004	-	-	-	-	-	(637,949)	-	-	(637,949)
Other comprehensive income for the year ended September 30, 2004	-	-	-	-	-	-	(98,668)	-	(98,668)

Balance, September 30, 2004	10,659,759	$566,411	$1,241,484	$ -	$ -	$(775,296)	$(116,075)	$(1,261,935)	$(345,411)

Share Subscriptions	-	-	-	-	60,000				60,000
Net Loss for the year ended 30th September 2005	-	-	-	-	-	(62,987)			(62,987)
Other Comprehensive Income for the year ended 30th September 2005	-	-	-	-	-		(23,846)		(23,846)

Balance, September 30, 2005	10,659,759	$566,411	$1,241,484	$ -	$60,000	$(838,283)	$(139,921)	$(1,261,935)	$(372,244)

On October 7, 2004, the Company consolidated its common stock on a 1 for 2 basis and has re-stated the prior years to reflect this.

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2005 and 2004

(Stated in US Dollars)

Note 1 Summary of Significant Accounting Policies

Going Concern

These consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $381991, has accumulated losses of $2,123,989 as at September 30, 2005, has yet to achieve profitable operations and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

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

Note 1 Summary of Significant Accounting Policies - (cont'd)

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

Note 3 Accounts Payable and Accrued Liabilities

	2005	2004

Trade accounts payable	$ 5,572	$ 4,977
Professional fees payable	167,552	148,376

	$ 173,124	$ 153,353

Note 4 Demand Loans

The demand loans bear interest at 4.5% per annum, are unsecured and are payable on demand.

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

Note 5 Capital Stock - Note 12 - (cont'd)

Commitments: - (cont'd)

Stock-based Compensation Plan - (cont'd)

A summary of the status of the stock option plan as of September 30, 2005 and 2004 and changes during the years then ended is presented below:

	September 30, 2005		September 30, 2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	-	-	-	-
Granted	-	-	3,050,000	$ 0.10
Cancelled	-	-	(3,050,000)	$ 0.10

Options outstanding end of year	-	-	-	-

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

Expected volatility 120.4%

Risk-free interest rate 3.75%

Expected term in years 5.0

Had the fair value method been used for those options issued to directors, the Company's net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

Year ended
September 30,
2005

Net loss As reported
Pro-forma
Basic and diluted loss per share As reported
Pro-forma

Note 6 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2005	2004

Deferred Tax Assets
Net operating loss carryforward		$495,000

Gross deferred tax assets		$128,511
Valuation allowance for deferred tax asset		(128,511)

		$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely-than-not to be realized from future operations. For the year ended September 30, 2004 management of the Company chose to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 7 Income Taxes

The Company has incurred losses for US income tax purposes of approximately $495,000 which can be carried forward to reduce taxable income in future years to 2025. The potential income tax benefits of these losses, if any, have not been recognized in these consolidated financial statements.

Note 8 Related Party Transactions - Note 12

During the years ended September 30, 2005 and 2004 and the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2005 the Company incurred the following expenses charged by companies with former common directors and with former directors of the Company:

	2005	2004	For the period from October 1, 2002 (Date of Inception of Development Stage) to September, 30, 2005

Management fees	$ 18,290	$ 90,696	$ 1,50,505

During the year ended September 30, 2005, the Company recorded a gain on the write-off of accounts payable of $NIL (2004: $42,619). This amount was due to a company with a common former director.

Note 8 Related Party Transactions - Note 12 - (cont'd)

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable is $_______ (2004: $NIL) owing to a company controlled by a former director of the Company.

Included in loans payable at September 30, 2005 is $________ (2004:  $10,538) owing to a significant shareholder and director of the Company. These loans are unsecured, non-interest bearing and have no specific terms for repayment.

Note 9 Discontinued Operations

On May 10, 2004, the Company disposed of its inactive wholly-owned subsidiary, Micron Milling and Packaging Company Ltd. ("Micron") to a former director of the Company for $1. For the year ended September 30, 2004 the Company had shown costs related to Micron as discontinued operations, including the issuance of 6,400,000 common shares at $0.10 per share, such shares having previously been allotted. The gain on disposal of Micron was determined as follows:

Proceeds	$ 1

Net asset deficiency of subsidiary disposed of:
Current assets	11,721
Current liabilities	(134,031)

(122,310)

Gain on disposal of subsidiary	$122,311

The consolidated balance sheets include the following amounts related to the discontinued operations of Micron.

	September 30,	September 30,
	2005	2004

Cash and cash equivalents	$ -	$ -
Accounts receivable	-	-

Current assets of discontinued operations	$ -	$ -

Accounts payable	$ -	$ -
Demand loans	-	-

Current liabilities of discontinued operations	$ -	$ -

Note 9 Discontinued Operations - (cont'd)

Cash flows from discontinued operations were as follows:

			October 1,
			2002 (Date of
			Inception of
			Development
			Stage) To
	September 30,		September 30,
	2005	2004	2005

Operating Activities
Net loss for the year	--	$(514,761)	$(547,868)
Items not involving cash:
Gain on disposal of subsidiary	--	(122,311)	(122,311)
Foreign exchange	--	(284)	(16,211)
Share issuance on disposal	--	635,630	635,630
Changes in non-cash working capital balances consist of:
Accounts receivable	--	1,690	6,207
Investment tax credits receivable	--	-	86,920
Prepaid expenses	--	-	(100)
Accounts payable and accrued liabilities	--	(7,626)	2,288
Demand loans	--	-	(10,604)
Due to shareholders	--	-	(22,230)

	--	(7,662)	11,721

Increase (decrease) in cash from discontinued operations prior to disposal	--	(7,662)	11,721
Cash balance of subsidiary on disposal	--	(11,721)	(11,721)

Increase (decrease) in cash from discontinued operations during the year	--	$(19,383)	$ -

Note 9 Discontinued Operations - (cont'd)

Loss from discontinued operations was determined as follows:

			October 1,
			2002 (Date of
			Inception of
	September 30,		Development Stage) to September 30,
	2005	2004	2005

Expenses
Bank charges and interest	--	$ 478	$ 726
Consulting fees	--	-	14,358
General and administrative	--	61	7,245
Interest on long-term debt	--	-	411
Legal fees	--	-	1,579
Management fees	--	903	4,306
Other income	--	-	(4,192)
Rent	--	-	7,316
Travel	--	-	2,434
Wages	--	-	366

Loss before other items	--	(1,442)	(34,549)
Other items
Gain on disposal of subsidiary	--	122,311	122,311
Share issuance on disposal	--	(635,630)	(635,630)

	--	$(514,761)	$(547,868)

Note 10 Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the year ended September 30, 2005, the following transactions were excluded from the statement of cash flows:

The Company issued 4,473,000 pre-consolidated common shares at $0.10 per share to settle loans payable from continuing operations totalling $213,300 and $234,000 of loans included in discontinued operations.

Note 10 Non-cash Transactions - (contd)

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

Note 12 Subsequent Events - Note 1

On By an agreement dated December 17, 2004, the Company has the option to acquire 100% of the outstanding shares of Anderson Gold (China) Inc. ("Anderson Gold"), a company related by way of common directors. Anderson Gold has entered into a Joint Venture Agreement with a Chinese corporation to earn an 85% interest in the Daguan Exploration Property located in Guizhou, China. In order to exercise this option, the Company must incur exploration expenditures on the property of up to $1,780,000, make cash payments to Anderson Gold of up to $230,000 and issue to the owners of Anderson Gold 10,000,000 of the Company's common shares. These shares are to be held in escrow and released in stages determined by the completion of certain milestones in exploration and development spending and making required cash payments over a four year period.