Form 10KSB/A
period 2005-09-30
AMERICAN UNITED GOLD CORP
filed 2006-03-08
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/ AMENDED

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

Based on the closing sales price of the Common Stock on February 20, 2006, the aggregate market value of the voting stock of registrant held by non-affiliates was $511,107.

As of February 20, 2006 the registrant's outstanding common stock consisted of 11,184,761 shares.

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

Item 4: Submission of Matters to a Vote of Security Holders 10

PART II

Item 5: Market for Common Equity and Related Stockholder Matters 10

Item 6: Management's Discussion and Analysis 12

Item 7: Financial Statements 17

Item 8: Changes in and Disagreements with Accountants

and Financial Disclosure 1 17

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

On August 19, 2004, the Registrant filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada changing the name of the Registrant to "American United Gold Corporation".

On September 28, 2004, the Registrant filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada reflecting a reverse stock split on a two for one basis. As a result of the reverse split, every two shares of common stock were consolidated into one share of common stock. The number of shares of common stock outstanding was reduced from 21,319,518 to 10,659,761 immediately following the reverse stock split.

Effective October 4, 2004, and as a result of the name change and reverse split, the Registrant's common shares commenced trading under the trading symbol "AMUG".

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

Also on November 14, 2005 the company appointed Mr. Brian Hall as a Director as well as Secretary and Chief Financial Officer. Mr. Hall resigned on February 10, 2006.

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

We currently do not consider that we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production. The costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. The company has not made a determination as to whether we would develop to production any commercially viable ore body that we may discover or sell any such ore body to a to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

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

Certain Risk Factors

From time to time, the "Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

- Fluctuations in the market prices of natural resources

- General domestic and international economic and political conditions

- Unexpected geological conditions or rock instability conditions resulting in cave-ins, flooding, rock-bursts or rock slides

- Difficulties associated with managing complex operations in remote areas

- Unanticipated milling and other processing problems

- The speculative nature of mineral exploration

- Environmental risks

- Changes in laws and government regulations, including those relating to taxes and the environment

- The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations

- Fluctuations in interest rates and other adverse financial market conditions

- Other unanticipated difficulties in obtaining necessary financing

- The failure of equipment or processes to operate in accordance with specifications or expectations

- Labor relations

- Accidents

- unusual weather or operating conditions

- force majeure events

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

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

Research and Development Expenditures

We have not incurred any research or development expenditures during the last fiscal year or during subsequent periods.

Subsidiaries

We do not currently operate through any subsidiary or affiliate.

Patents and Trademarks

We do not own any patent or trademark.

Employees

We have no full time employees. Our sole officer and director provides planning and organizational services for us on a part-time basis.

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

In a civil action commenced in the Supreme Court of British Columbia on February 10, 2003 by D. Bruce Horton, Peter Krag-Hansen, Darcy Higgs and BMD Financial Inc. claiming a total of $204,534 in Canadian currency as repayment of a working capital loan to the company and 805332 Alberta Ltd., a subsidiary of the company. A former director, Adam Smith is also named in the action. A default judgment was obtained although no action has been commenced in an attempt to recover the funds. The amount owing was reduced by Court Order on July 7, 2005 and at September 30, 2005 the total amount owing was $166,910. We are currently seeking to negotiate a settlement of the claim and expect to conclude this settlement in the near term.

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

As at September 30, 2004 there were 21,319,518 shares of our common stock issued and outstanding and approximately 62 stockholders of record and, following a reverse split of the company's shares on a one new for two old share reverse split that took place on October 4, 2004, at February 20, 2006 there were 11,184,761 shares of our common stock issued and outstanding and approximately 57 stockholders of record

There are no contractual restrictions on the resale of any our outstanding common stock. As at December 31, 2005, there are shares of our common stock that are restricted from resale under Rule 144 promulgated under the U.S. Securities Act of 1933, as follows:

Number of Restricted Shares	Description
7,240,750	Shares issued pursuant to Rule 144(d)(3)(ii) and may be sold in accordance with the provisions of Rule 144.
4,520,000	Shares held by affiliates that may be sold in accordance the affiliate rules set out in Rule 144.

Total restricted: 7,240,750 shares

Total restricted held by Affiliates (issued and reserved): 4,520,000 shares

Total non-restricted: 3,944,011

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

Transfer Agent and Registrar

The transfer agent and registrar for the common stock of the company is Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117, telephone, (801) 272-9294. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares and stock warrants.

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

Recent Sales of Unregistered Securities

During the year ended September 30, 2005 we issued 400,000 shares of our common stock. These shares were issues pursuant to a previously completed sale of at $0.15 per shares pursuant to Regulation D, Rule 504.

During the year ended September 30, 2005 we issued 125,000 shares of our common stock. These shares were previously allotted and issued pursuant to conversion rights. The shares were issued in reliance upon the exemption from registration under Rule 504 of Regulation D promulgated thereunder. We believe that this issuance was also exempt under Regulation S promulgated under the Act, due to the foreign residency of the purchasers.

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

PLAN OF OPERATION

During the twelve-month period ending September 30, 2006, we plan to source a mineral property in which to acquire an interest The funds in our treasury are insufficient to meet any planned activities as a result of this, we hope to enter into a financing arrangements during the next twelve months (ending September 30, 2006).

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

RESULTS OF OPERATIONS

During the two fiscal years ended September 30, 2005 and 2004, we incurred a net loss from continuing operations of $66,400 and $123,188 respectively. No management fees were paid during the year ended September 30, 2005 resulting in a significantly lower net loss. It is not anticipated that significant management fees will be incurred in the year ended September 30, 2006.

REVENUES

We have no revenues for the year ended September 30, 2005. We did not generate any revenues for year ended September 2004.

COST OF REVENUE

There was no cost of revenue for the two fiscal years ended September 30, 2005 and 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

For the two fiscal years ended September 30, 2005 and 2004, expenses were $98,614 and $109,987 respectively. The decrease in expenses from 2004 to 2005 is largely attributable to a decline in legal fees, management fees, and a recovery of amounts previously recorded as consulting fees. Going forward it may be necessary to engage paid consultants in the field of geology, ground operations, corporate development, and financial management to work for the Company in the search for attractive prospects in the mineral exploration field.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2005 reflects cash of $863 as compared to $4,572 at September 30, 2004, and total liabilities on the balance sheet as of September 30, 2005 $373,106 consisting primarily of a demand loan of $166,910 and accounts payable of $197,593 as compared to total liabilities of $367,730 at September 30, 2004.

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

In August 2001 the FASB issued SFAS No 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The rules in SFAS No 144 restate and establish guidelines for evaluating the impairment of the company's capital assets and the write downs to be recorded when there has been impairment. The company adopted the requirements of SFAS No 144 when the pronouncement was issued. There was no substantive change in the company's capital assets, results of operations or cash flows on the adoption of this pronouncement.

GOING CONCERN CONSIDERATION

These consolidated financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $372,243 and accumulated losses of $$2,258,888 at September 30, 2005 and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

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

This determination followed the Company's decision to seek proposals from independent accountants to audit the Company's financial statements for the fiscal year ending September 30, 2005. The decision not to renew the engagement of Amisano and to retain Margetson was approved by the Company's Audit Committee. Amisano was dismissed effective as of February 14, 2006.

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

During the fiscal years ending September 30, 2004 and September 30, 2003, including the subsequent interim periods through February 13, 2006, the date of Amisano's non-renewal, and prior to the appointment of Margetson, the Company (or anyone on its behalf) did not consult with Margetson regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

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

1. Pursuant to our bylaws, all directors serve for a term of one year, until they resign or until they are removed by majority vote at a meeting of the stockholders. Officers are elected by American United's directors and serve for a term of one year or until such time as their successor is appointed, until they resign or until they are removed by the directors.

None of the American United's directors and officers hold positions with other reporting companies.

The following is a brief summary of the education and business experience of the following:

David Uppal
Director and President

Mr. Uppal has owned and operated various lumber manufacturing facilities for over 20 years. He has been responsible for overseeing over 100 employees, directing all aspects of the business.

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

Item 10. EXECUTIVE COMPENSATION

The following table provides a summary of the compensation paid to the Chief Executive Officer for the years ended September 30, 2005, September 30, 2004, and September 30, 2003. No executive officer received a total annual salary, bonus and other compensation in excess of $100,000 in those periods. American United's Chief Executive Officer has received no compensation other than consulting fees. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned for the 2004 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

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

As of the date of this registration statement, we have not paid any bonuses or granted any stock awards, options or stock appreciation rights to any officer, director or employee. No options have been exercised. Under an arrangement to pay our sole officer and director, David Uppal, a management fee of $2,500 per month commencing October 2, 2004, we have recorded $24,470 for the year ended September 30, 2005 but to date have not paid him.

Director Compensation

No compensation was paid to directors for services rendered as a director.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the American United's issued and outstanding common stock owned as of December 31, 2005 by (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) named directors and executive officers; and (iii) all directors and executive offices of American United as a group. Unless otherwise indicated in the footnotes below on the table as subject to community property laws, where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock shown as beneficially owned.

These calculations are based on a total issued and outstanding share capital as at February 20, 2006 of 11,184,761 common shares, and for each beneficial owner assumes conversion or exercise of all convertible securities held by the particular beneficial owner. All addresses below are c/o American United Gold Corporation, 555 Burrard Street, Suite 900, Vancouver, B.C., CANADA, V7X 1M8.
NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS
B.D. G. Solvents Inc. , 1600 Boul. Henri Bourassa West, Suite 404, Montreal, PQ Canada H3M 3E2 (1)	759,000	6.8%
Paul Uppal , 11032Scarborough Dr. Delta, B.C. V4C 7S5	2,235,000	19.9%
David Uppal, Director, CEO	2,285,000	20.4%
Directors and Officers as a Group (1 person)	2,285,000	20.4%

1. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. These calculations are based on a total issued and outstanding share capital as at February 20, 2006 of 11,184,761 common shares and for each beneficial owner assumes conversion or exercise of all convertible securities held by the particular beneficial owner.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors of American United are not currently compensated by us for meeting attendance or otherwise, but are entitled to reimbursement for their travel expenses. We do not pay additional amounts for committee participation or special assignments of the Board of Directors.

David Uppal, President, is currently the only full time executive and is not in receipt of any salary at this time but is entitled to reimbursement for his travel expenses, and other expenses related to his duties as officer. During the year ended September 30, 2005 no consulting fees were paid to Mr. Uppal.

Prior to fiscal 2005, the company borrowed $117,000 from Mr. Paul Uppal and an additional $117,000 from Mr. David Uppal by way of promissory notes. The loans from David Uppal and Paul Uppal provided funds for the acquisition of capital equipment, the refurbishing and operation of the plant as well as for general and administrative purposes. On March 11, 2004 we issued 1,170,000 pre-reverse split common shares to Paul Uppal, a former Officer and Director of the Company, in settlement of $117,000 of outstanding debt, and on the same date we issued 1,170,000 pre-reverse split common shares to David Uppal, an Officer and Director of the Company, in settlement of $117,000 of outstanding debt.

On March 11, 2004 we issued 3,200,000 pre-reverse split shares of the common stock to a former Director and Officer of the company, Paul Uppal and 3,200,000 pre-reverse split common shares to David Uppal, a current officer and Director. The stock was issued in connection with the previous acquisition of Micron Milling and Packaging Ltd. During fiscal 2001, we issued 3,200,000 shares of the common stock of a subsidiary to Paul Uppal and 3,200,000 shares of the common stock of a subsidiary to David R. Uppal. The shares issued to the Uppals carried the right of conversion into shares of American United on a one to one basis. During fiscal 2004 the Uppals exercised their right to conversion. Subsequent to the conversion the company undertook a reverse split of the common shares on a one new share for each two old shares. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

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

Share Exchange Agreement between American United Gold Corporation, ANDERSON GOLD (CHINA) INC., ANDERSON GOLD TRUST, ROCKY TRUST, GRIFFITH TRUST.

Filed herewith Incorporated by reference to Exhibit 16 on Form 8-K filed with the Securities and Exchange Commission on December 21, 2004 and February 16, 2005.

(b) Reports on Form 8-K.

The registrant filed a current report on Form 8-K on October 7, 2004 under Items at5.03 AMENDMENTS TO ARTICLES OF INCORPORATION OR BYLAWS, and Item 9.01: FINANCIAL STATEMENTS AND EXHIBITS, reporting the an amendment to the Articles of Incorporation with the State of Nevada changing the name of the Registrant to "United American Gold Corporation" and reporting a reverse stock split.

The Registrant filed a Current Report on Form 8-K dated December 3, 2004 under Items 5.02 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS, regarding the appointment of new Directors and Officers.

The Registrant filed a Current Report on Form 8-K dated December 21, 2004 under Item 1.01 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT and Item 9.01 FINANCIAL STATEMENTS AND EXHIBITS, regarding the entering into of an Agreement to acquire 100% of the outstanding shares in Anderson Gold (China) Inc.

The Registrant filed a Current Report on Form 8-K/A dated February 16, 2005 under Item 1.01 and Item 9.01 which constituted an amendment to the Form 8-K filed December 21, 2004.

The Registrant filed a Current Report on Form 8-K dated November 17, 2005 under Item 1.02 TERMINATION OF A MATERIAL DEFINITIVE AGREEMENT AND ITEM, and Item 5.02: DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS, regarding the termination of the Agreement to acquire Anderson Gold (China) Inc. and the resignation of certain Directors and Officers and the appointment of a new Officer and Director.

Item 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2006, 2006.

American United Gold Corporation

By: /s/ David R. Uppal

David Uppal, President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on March 7, 2006, 2006.

Signature	Title	Date
By: /s/ David R. Uppal	Director and President	March 7, 2006

 AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2005 and 2004

(Stated in US Dollars)

Keith Margetson, CA	K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

American United Gold Corporation (Formerly MPAC Resources Corporation)

I have audited the accompanying balance sheets of American United Gold Corporation (Formerly MPAC Resources Corporation) (A Development Stage Company) as of September 30, 2005 and the related statements of operations, stockholders' deficiency and cash flows for the year ended September 30, 2005 and for the period from October 1, 2002 (Date of Inception of development stage) to September 30, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and the results of its operations and its cash flows for the year ended September 30, 2005 and for the period from October 1, 2002 (Date of inception of development stage) to September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has incurred substantial losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sechelt, Canada	"K R. Margetson Ltd."
February 15, 2006	Chartered Accountant

Po Box 45, 5588 Inlet Avenue	Telephone: 604-885-2810
Sechelt, BC v0n 3a0	Facsimile: 604-885-2834
canada	EMAIL: keith@krmargetson.com

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	Amisano Hanson
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

American United Gold Corporation (Formerly MPAC Resources Corporation)

We have audited the accompanying consolidated balance sheet of American United Gold Corporation (Formerly MPAC Resources Corporation) (A Development Stage Company) and subsidiaries as of September 30, 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and the results of its operations and its cash flows for the year ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 12 to the financial statements, the accompanying financial statements of American United Gold Corporation as of September 30, 2004 and for the year then ended have been restated.

Vancouver, Canada	"AMISANO HANSON"
January 6, 2005, except as to Note 12, which is as of March 2, 2006.	Chartered Accountants

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

BALANCE SHEETS

September 30, 2005 and 2004 (restated)

(Stated in US Dollars)

ASSETS	2005	2004 (restated)
Current
Cash and cash equivalents	$ 863	$ 4,572
Receivables	--	412

	$ 863	$ 4,984

LIABILITIES
Current
Accounts payable and accrued liabilities - Notes 3 and 9	$197,593	$170,688
Loans payable - Note 9	8,603	12,123
Demand loans - Note 4	166,910	184,919

	373,106	367,730

STOCKHOLDERS' DEFICIENCY

Capital Stock - Notes 5 and 13
Common stock: 100,000,000 authorized shares, with par value of $0.001
11,184,761 (2004: 10,659,761) shares issued and outstanding	11,184	10,659
Additional paid-in capital	1,875,461	1,797,236
Deficit accumulated during the development stage	(859,031)	(792,631)
Accumulated other comprehensive loss	(137,922)	(116,075)
Accumulated deficit	(1,261,935)	(1,261,935)

	(372,243)	(362,746)

	$ 863	$ 4,984

Going Concern - Note 1

Subsequent Events - Note 14

APPROVED BY THE BOARD:

"Dave Uppal"	Director

 AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

for the years ended September 30, 2005 and 2004 (restated) and for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2005

(Stated in US Dollars)

	2005	2004 (restated)	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2005

Expenses (Recoveries)
Accounting and auditing fees	$30,093	$23,331	$72,509
Financing fees - Note 5	18,750		18,750
Foreign exchange loss	--	237	393
Gain on write-off of accounts payable - Note 9	--	(42,619)	(42,619)
General and administrative	3,869	14,473	23,361
Investor relations	11,766	--	11,766
Legal fees	9,666	23,869	51,781
Management fees - Note 9	24,470	90,696	156,685

	(98,614)	(109,987)	(292,626)
Other income (expenses)
Interest on long term debt	(6,751)	(13,201)	(40,167)
Recovery of interest - Note 4	38,965		38,965

Loss from continuing operations	(66,400)	(123,188)	(293,828)

Loss from discontinued operations - Note 10	--	(552,531)	(565,203)

Net loss for the year	(66,400)	(675,719)	(859,031)
Other comprehensive loss
Foreign currency adjustment	(21,847)	(98,668)	(137,922)

Comprehensive loss	$ (88,247)	$ (774,387)	$ (996,953)

.../cont'd

Continued

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

for the years ended September 30, 2005 and 2004 (restated) and for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2005

(Stated in US Dollars)

	2005	2004 (restated)
Basic and diluted loss per share from continuing operations	$( Nil )	$ (0.02)

Basic and diluted loss per share from discontinued operations	( Nil )	(0.07)

Basic and diluted loss per share	$( Nil )	$(0.09)

Weighted average number of shares outstanding	10,928,254	7,246,536

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended September 30, 2005 and 2004 (restated) and for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2005

(Stated in US Dollars)

	2005	2004 (restated)	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2005
Operating Activities
Net loss for the year	$(66,400)	$(675,719)	$(859,031)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Loss on discontinued operations		552,531	565,203
Gain on write-off of accounts payable		(42,619)	(42,619)
Financing fees	8,750		8,750
Changes in non-cash working capital balances consist of:
Receivables	412	(67)	--
Accounts payable and accrued liabilities	26,905	51,769	211,156

Net cash provided by (used in) operating activities	(20,333)	(114,105)	(106,541)

Financing Activities
Increase (decrease) in loans payable	(3,520)	12,123	8,603
Increase (decrease) in demand loans	(18,009)	67,662	602
Issue of common shares for cash	60,000	106,450	166,450

Net cash provided by (used in) financing activities	38,471	186,235	175,655

...Cont'd.

Continued

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended September 30, 2005 and 2004 (restated) and for the period from October 1, 2002

(Date of Inception of Development Stage)

to September 30, 2005

(Stated in US Dollars)

	2005	2004 (restated)	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2005
Increase (decrease) in cash from continuing operations	18,138	$72,130	$69,114
Decrease in cash from discontinued operations - Note 9		(19,383)	-

Decrease in cash and cash equivalents during the year	18,138	52,747	69,114
Foreign Exchange translation	(21,847)	(67,558)	(112,020)

	(3,709)	(14,811)	(42,906)
Cash and cash equivalents, beginning of the year	4,572	19,383	43,769

Cash and cash equivalents, end of the year	$ 863	$ 4,572	863

Cash is compromised as follows:
- Continuing operations	$ 863	$ 4,572	$ 863
- Discontinued operations	-	-	-

Cash, end of the year	$ 863	$ 4,572	$ 863

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ 586

Income taxes	$ -	$ -	$ -

Non-cash Transactions - Note 11

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

STATEMENT OF

STOCKHOLDERS' DEFICIENCY

for the years ended September 30, 2004 (restated) to September 30, 2005

(Stated in US Dollars)

	Note 1		Additional		Deficit Accumulated During the	Accumulated Other
	Common Stock		Paid-in	Shares	Development	Comprehensive	Accumulated
	Shares	Amount	Capital	Allotted	Stage	Loss	Deficit	Total

Balance, September 30, 2003	4,145,761	$ 4,146	$ 609,999	$4,370	$(116,912)	$ (17,407)	$(1,261,935)	$(777,739)
Pursuant to debt settlement agreements	2,236,500	2,237	445,063	-	-	-	-	447,300
Pursuant to an acquisition agreement	3,200,000	3,200	636,800	(4,370)	-	-	-	635,630
Pursuant to a private placement	1,077,500	1,076	105,374	-	-	-	-	106,450
Net loss for the year ended September 30, 2004	-	-	-	-	(675,719)	-	-	(675,719)
Other comprehensive income for the year ended September 30, 2004	-	-	-	-	-	(98,668)	-	(98,668)

Balance, September 30, 2004	10,659,761	$10,659	$1,797,236	$ -	$(792,631)	$(116,075)	$(1,261,935)	$(362,746)

Pursuant to a private placement	400,000	400	59,600	-	-	-	-	60,000
Previously allotted, issued upon conversion rights exercised	125,000	125	18,625	-	-	-	-	18,750
Net Loss for the year ended 30th September 2005	-	-	-	-	(66,400)	-	-	(66,400)
Other Comprehensive Income for the year ended 30th September 2005	-	-	-	-	-	(21,847)	-	(21,847)

Balance, September 30, 2005	11,184,761	$11,184	$1,875,461	$-	$(859,031)	$(137,922)	$(1,261,935)	$(372,243)

On October 7, 2004, the Company consolidated its common stock on a 1 for 2 basis and has re-stated the prior years to reflect this.

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2005 and 2004 (restated)

(Stated in US Dollars)

Note 1 Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting Methods

The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $372,243, has accumulated losses of $2,258,838 as at September 30, 2005, has yet to achieve profitable operations and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations.

Operations

The Company was incorporated on June 18, 1998 in Nevada, U.S.A. and commenced operations in October 1998. On April 21, 2004, the Company changed its name from MPAC Corporation to MPAC Resources Corporation. On October 7, 2004, the Company consolidated its capital stock on a 1 for 2 basis and changed its name to American United Gold Corporation.

The Company's wholly-owned subsidiary company, 805332 Alberta Ltd. ("805332"), was incorporated on October 29, 1998 in Alberta, Canada and its 99.99% owned subsidiary company, Micron Milling & Packaging Company Ltd. ("Micron"), was incorporated on August 20, 1998 in Alberta, Canada. These financial statements include the accounts of the Company, 805332 and Micron, to the date of its disposition on May 10, 2004 (Note 10). Subsequent to that date, the statements are not consolidated as 805332 lapsed and was struck from the Registrar of Companies (Alberta).

Note 1 Summary of Significant Accounting Policies - (cont'd)

Operations - cont'd

During the year ended September 30, 2002, the Company reduced the carrying value of its manufacturing facility and related assets held in Micron to a nominal value and during the year ended September 30, 2003 wrote them off when it abandoned all claims to the assets. The Company did not intend to pursue Micron's business of production of sulphur fungicide and commenced the search for other business possibilities. Consequently, effective October 1, 2002, the Company became a development stage company.

During the year ended September 30, 2005, the Company disposed of Micron (Note 10) and commenced operations as a precious metals development company with a strategy to acquire resource properties that have indicated mineral resources and require further exploration or development work. To date no properties have been acquired (Note 14)

Cash Equivalents

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

Foreign Currency Translation

The Company translates its financial statements from the functional currency, Canadian dollars, into the reporting currency, U.S. dollars, using the current rate of exchange method pursuant to the Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation".

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from the estimates. Management believes such estimates to be reasonable.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and International Accounting Standards IAS 33. Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earning's per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. (Diluted loss per share has not been provided for 2004 and 2003 as it would be anti-dilutive).

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("FAS 109") which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when

Note 1 Summary of Significant Accounting Policies - (cont'd)

Environmental Costs - (cont'd)

environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

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

Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at September 30, 2005, cash totalling $713 (2004: $5,804), accounts payable totalling $141,762 (2004: $54,527), loans payable totalling $15,795 (2004: $15,295) and demand loans totalling $193,799 (2004: $233,294) denominated in Canadian dollars are included in these financial statements.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No 123R, "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statement from the adoption of this statement.

The Company accounts for stock issued for compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date and is recognized when options are exercised. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company provides the pro

Summary of Significant Accounting Policies - (cont'd)

Stock - based Compensation - (cont'd)

forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein. (Note 7)

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

Recent Accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years begin after the date of this statement is issued. Management believes the adoption of this statement will have no immediate impact on the financial statement of the Company.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections", which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB opinion No 28." SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. See Note 12.

Note 2 Capital Assets

The Company had reduced the carrying value of the capital assets by $162,517 at September 30, 2002, to a nominal amount, as the assets were seized by a creditor. During the year ended September 30, 2003, the Company abandoned all claims to the capital assets and wrote-off the remaining $4.

Summary of Significant Accounting Policies - (cont'd)

Note 3 Accounts Payable and Accrued Liabilities

	2005	2004 (restated)

Trade accounts payable	$ 5,572	$ 4,977
Professional fees payable	192,021	165,711

	$ 197,593	$ 170,688

Note 4 Demand Loans

The demand loans bear interest at 4.5% per annum (10% in 2004), are unsecured and are payable on demand. During the year, the Company, through court order, reduced the interest rate and the principal outstanding.

Note 5 Capital Stock

During the year ended September 30, 2005, the Company issued 2,236,500 common shares at $0.20 per share to settle loans payable from continuing operations totalling $213,300 and $234,000 of loans included in discontinued operations

During the year ended September 30, 2004, the Company issued 3,200,000 common shares previously allotted during the year ended September 30, 2000 pursuant to the acquisition of Micron.

During the year ended September 30, 2004, the Company received $106,450 pursuant to private placement agreement to issue 400,000 shares.

During the year ended September 20, 2005, the Company issued 125,000 common shares previously allotted with respect to a finders' fee. These shares were issued upon the holders exercising their conversion rights. The transaction has been recorded at fair market value.

During the year ended September 30, 2005, the Company received $60,000 pursuant to a private placement agreement to issue 400,000 shares.

Note 6 Stock-based Compensation Plan

The Company has granted employees and directors common stock purchase options. These options are granted with an exercise price equal to the market price of the Company's stock on the date of the grant.

Note 6 Stock-based Compensation Plan - (cont'd)

A summary of the status of the stock option plan as of September 30, 2005 and 2004 and changes during the years then ended is presented below:

	September 30, 2005		September 30, 2004)
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	-	-	-	-
Granted	-	-	3,050,000	$ 0.10
Cancelled	-	-	(3,050,000)	$ 0.10

Options outstanding end of year	-	-	-	-

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

Expected volatility 120.4%

Risk-free interest rate 3.75%

Expected term in years 5.0

Had the fair value method been used for those options issued to directors, the Company's net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

Year ended
September 30,
2004 (restated)

Net loss As reported	$(655,284)
Pro-forma	$(1,143,284)
Basic and diluted loss per share As reported	$(.09)
Pro-forma	$(.16)

Note 7 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2005	2004 (restated)

Deferred Tax Assets
Net operating loss carry-forward	$560,000	$512,000

Gross deferred tax assets	$145,382	$133,012
Valuation allowance for deferred tax asset	(145,382)	(133,012)

	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely-than-not to be realized from future operations. For the years ended September 30, 2005 and 2004 management of the Company chose to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8 Income Taxes

The Company has incurred losses for US income tax purposes of approximately $560,000 which can be carried forward to reduce taxable income in future years to 2026. The potential income tax benefits of these losses, if any, have not been recognized in these financial statements.

Note 9 Related Party Transactions

During the years ended September 30, 2005 and 2004 and the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2005 the Company incurred the following expenses charged by companies with former common directors and with former directors of the Company:

	2005	2004 (restated)	For the period from October 1, 2002 (Date of Inception of Development Stage) to September, 30, 2005

Management fees	$ 24,470	$ 90,696	$ 156,685

Note 9 Related Party Transactions - cont'd

During the year ended September 30, 2005, the Company recorded a gain on the write-off of accounts payable of $NIL (2004: $42,619). This amount was due to a company with a common former director. These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable is $25,838 (2004: $NIL) owing to a significant shareholder and director of the Company.

Included in loans payable at September 30, 2005 is $8,603 (2004:  $12,123) owing to a significant shareholder and director of the Company. These loans are unsecured, non-interest bearing and have no specific terms for repayment.

Note 10 Discontinued Operations

On May 10, 2004, the Company disposed of its inactive wholly-owned subsidiary, Micron Milling and Packaging Company Ltd. ("Micron") to a former director of the Company for $1. For the year ended September 30, 2004 the Company had shown costs related to Micron as discontinued operations, including the issuance of 3,200,000 common shares at $0.20 per share, such shares having previously been allotted. The gain on disposal of Micron was determined as follows:

Proceeds	$ 1

Net asset deficiency of subsidiary disposed of:
Current assets	11,721
Current liabilities	(96,261)

(84,540)

Gain on disposal of subsidiary	$84,541

The balance sheets include the following amounts related to the discontinued operations of Micron.

September 30,
2004 (restated)

Cash and cash equivalents	$ -
Accounts receivable	-

Current assets of discontinued operations	$ -

Accounts payable	$ -
Demand loans	-

Current liabilities of discontinued operations	$ -

Note 10 Discontinued Operations - (cont'd)

Cash flows from discontinued operations were as follows:

		October 1,
		2002 (Date of
		Inception of
		Development
		Stage) To
	September 30,	September 30,
	2004 (restated)	2005

Operating Activities
Net loss for the year	$(552,531)	$(565,203)
Items not involving cash:
Gain on disposal of subsidiary	(84,541)	(84,541)
Foreign exchange	(284)	(16,211)
Share issuance on disposal	635,630	635,630
Changes in non-cash working capital balances consist of:
Accounts receivable	1,690	6,207
Investment tax credits receivable	-	86,920
Prepaid expenses	-	(100)
Accounts payable and accrued liabilities	(7,626)	(18,147
Demand loans	-	(10,604)
Due to shareholders	-	(22,230)

	(7,662)	11,721

Increase (decrease) in cash from discontinued operations prior to disposal	(7,662)	11,721
Cash balance of subsidiary on disposal	(11,721)	(11,721)

Increase (decrease) in cash from discontinued operations during the year	$(19,383)	$ -

Note 10 Discontinued Operations - (cont'd)

Loss from discontinued operations was determined as follows:

		October 1,
		2002 (Date of
		Inception of
	September 30,	Development Stage) to September 30,
	2004 (restated)	2005

Expenses
Bank charges and interest	$ 478	$ 726
Consulting fees	-	14,358
General and administrative	61	7,245
Interest on long-term debt	-	411
Legal fees	-	1,579
Management fees	903	4,306
Other income	-	(4,192)
Rent	-	(13,119)
Travel	-	2,434
Wages	-	366

Loss before other items	(1,442)	(14,114)
Other items
Gain on disposal of subsidiary	84,541	84,541
Share issuance on disposal	(635,630)	(635,630)

	$(552,531)	$(565,203)

Note 11 Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the year ended September 30, 2004, the following transactions were excluded from the statement of cash flows:

The Company issued 2,236,500 common shares at $0.20 per share to settle loans payable from continuing operations totalling $213,300 and $234,000 of loans included in discontinued operations.

Note 11 Non-cash Transactions - (cont'd)

- The Company issued 3,200,000 common shares at $0.20 per share ($640,000) pursuant to the former shareholders of 805332 Alberta Ltd. converting their shares to that of the Company. The amount added to share capital is net of the nominal amount previously recorded.

Note 12 Restatement of Prior Periods

Without necessarily concurring with the position of a creditor, the Company has retroactively recognized a disputed liability of $37,770, as at September 30, 2004.

A liability of $20,435 owing from 805332 was previously recognized in the accounts as at September 30, 2003 and 2004. This liability has been eliminated as 805332 was struck from the Registrar of Companies (Alberta) in April, 2003 and is no longer consolidated into the accompanying financial statements.

The retroactive recognition of these two events has resulted in the restatement of the following accounts for the year ended September 30, 2004:

	Previously Reported	Adjusted Balance

Accounts payable	$153,353	$$170,688
Loss from discontinued operations - year	$(514,761)	$(552,531)
Loss from discontinued operations - during the development stage	$(47,868)	$(565,203)
Net loss for the year	$(637,949)	$(675,719)
Comprehensive loss - year	$(736,617)	$(774,387)
Comprehensive loss - during the development stage	$(891,371)	$(908,706)
Deficit accumulated during the development stage - opening balance, September 30, 2003	$(137,347)	$(116,912)
- closing balance, September 30, 2004	$(775,296)	$(792,631)

Note 13 Comparative figures

Certain of the comparative figures have been reclassified to conform with the presentation adopted for the current period.

Note 14 Subsequent Events - Note 1

By an agreement dated December 17, 2004, the Company had the option to acquire 100% of the outstanding shares of Anderson Gold (China) Inc. ("Anderson Gold"), a company related at the time by way of common directors. In order to exercise this option, the Company had to make exploration expenditures of up to $1,780,000, make cash payments to Anderson Gold of up to $230,000 and issue to the owners of Anderson Gold 10,000,000 of the Company's common shares. No expenditures were made during fiscal 2005 and subsequent to the year end, the Company formally terminated the agreement with Anderson Gold (China) Ltd.