Form 10QSB
period 2005-12-31
AMERICAN UNITED GOLD CORP
filed 2006-03-08
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $0.001 par value, - 11,184,761 shares as of February 20, 2006

Transitional Small Business Issuer Format	Yes	No	X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2005

(Stated in US Dollars)

(Unaudited)

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEETS

December 31, 2005

(Stated in US Dollars)

(Unaudited)

	December 31,	September 30,
ASSETS	2005	2005

Current
Cash and cash equivalents	$ 619	$ 863

	$ 619	$ 863

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 4	$205,882	$197,593
Loans payable - Note 4	8,948	8,603
Demand loans - Note 3	168,012	166,910

	382,842	373,106

STOCKHOLDERS' DEFICIENCY

Capital Stock
Common stock: 100,000,000 authorized shares, with par value of $0.001
11,184,761 shares issued and outstanding	11,184	11,184
Additional paid-in capital	1,875,461	1,875,461
Deficit accumulated during the development stage	(870,276)	(859,031)
Accumulated other comprehensive loss	(136,657)	(137,922)
Accumulated deficit	(1,261,935)	(1,261,935)

	(382,223)	(372,243)

	$ 619	$ 863

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three months ended December 31, 2005 and 2004 and for the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2005

(Stated in US Dollars)

(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
			Stage) to
			December 31,
	2005	2004	2005

Expenses (Recoveries)
Accounting and audit fees	$ 2,364	$2,439	$ 74,873
Financing fees	--	--	18,750
Foreign exchange loss	--	--	393
Gain on write-off of accounts payable	--	--	(42,619)
General and administrative	642	398	24,003
Investor relations	--	--	11,766
Legal fees	--	922	51,781
Management fees - Note 4	6,446	--	163,131

	(9,452)	(3,759)	(302,078)
Other income (expenses)
Interest on long term debt	(1,793)	(3,557)	(41,960)
Recovery of interest	--	--	38,965

Loss from continuing operations	(11,245)	(7,316)	(305,073)

Loss from discontinued operations	--	--	(565,203)

Net loss for the period	(11,245)	(7,316)	(870,276)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	1,265	(15,814)	(136,657)

Comprehensive loss	$(9,980)	$(23,130)	$(1,006,933)

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three months ended December 31, 2005 and 2004 and for the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2005

(Stated in US Dollars)

(Unaudited)

	2005	2004

Basic and diluted loss per share	$ Nil	$ Nil

Weighted average number of shares outstanding	11,184,761	10,657,761

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2005 and 2004 and for the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2005

(Stated in US Dollars)

(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
			Stage) to
			December 31,
	2005	2004	2005

Operating Activities
Net loss for the period	$(11,245)	$(7,316)	$(870,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations			565,203
Financing fees			18,750
Gain on write-off of accounts payable		-	(42,619)
Changes in non-cash working capital balances consist of:
Increase in accounts payable and accrued liabilities	8,289	2,234	219,445

Net cash provided by (used in) operating activities	(2,956)	(5,082)	(109,497)

Financing Activities
Increase (decrease) in loans payable	345	4,739	8,948
Increase in demand loans	1,102	12,546	1,704
Issue of common shares for cash	--	-	166,450

Net cash provided by financing activities	1,447	17,285	177,102

Continued

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2005 and 2004 and for the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2005

(Stated in US Dollars)

(Unaudited)

Increase (decrease) in cash from continuing operations	(1,509)	12,203	67,605
Decrease in cash from discontinued operations	--	--	--

Increase (decrease) in cash and cash equivalents during the period	(1,509)	12,203	67,605
Foreign exchange translation	1,265	(15,814)	(110,755)

	(244)	(3,611)	(43,150)
Cash and cash equivalents, beginning of period	863	4,572	43,769

Cash and cash equivalents, end of period	$ 619	$ 961	$ 619

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ 586

Income taxes	$ -	$ -	$ -

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2005

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2005, the Company has a working capital deficiency of $382,223 has accumulated losses of $2,268,868 since inception and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3 Demand Loans

The demand loans bear interest at 4.5% per annum (10% in 2004), are unsecured and are payable on demand. A default judgement has been obtained by the creditors on April 1, 2003. On July 8, 2005, the Company, through court order, reduced the interest rate and the principal outstanding.

Note 4 Related Party Transactions

During the three month period ended December 31, 2005 and 2004 and the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2005 the Company incurred the following expenses charged by directors, companies with former common directors and with former directors of the Company

	2005	2004	For the period from October 1, 2002 (Date of Inception of Development Stage) to December, 31, 2005

Management fees	$ 6,446	$ --	$ 163,131

Included in accounts payable is $32,164 (2004: $NIL) owing to a significant shareholder and director of the Company.

Included in loans payable at December 31, 2005 is $8,947 (2004:  $8,603) owing to a significant shareholder and director of the Company. These loans are unsecured, non-interest bearing and have no specific terms for repayment.

Note 5 Comparative figures

Certain of the comparative figures have been reclassified to conform with the presentation adopted for the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the feasibility of the property in which we have an interest and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties we face, please see the 2005 Form 10-KSB filed by us with the Securities and Exchange Commission. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months. With the expertise provided by our Board of Directors and consulting geology professionals we feel that we have the expertise required to decide if we should invest in a particular project. This decision will be based on information that will be provided by the vendor or the project and by information collected by our experts through independent due diligence

We will likely require additional capital to fund our operations. We cannot be certain that any additional financing will be available to us.

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

RESULTS OF OPERATIONS

During the three months ended December 31, 2005, we incurred a comprehensive loss of $9,980 compared to a comprehensive loss of $23,130 for the comparative period in 2004.

REVENUES

The Company is in the exploration stage and has had no revenue from operations. None of the Company's mineral properties have proven to be commercially developable and the Company does not produce or any sell any mineral products.

We had no revenues for the quarter ended December 31, 2005. No revenues were generated for the comparative period in 2004.

COST OF REVENUE

There was no cost of revenue for the quarter ended December 31, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended December 31, 2005 and 2004, were $9,452 and $3,759, respectively. The increase is due to the accrual of a management fee not paid during the quarter ending December 31, 2005. The company anticipates that G&A expenses will increase in the future if the company enters into an agreement to acquire an interest in a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 30, 2005, reflects assets of $619 consisting of cash and total liabilities consisting of accounts payable of $382,842. The company does not anticipate entering into additional loan agreements and is currently negotiating with creditors to reduce the overall amount of indebtedness. The outcome of those negotiations is uncertain.

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

GOING CONCERN CONSIDERATION

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at December 31, 2005, As at December 31, 2005, the Company has a working capital deficiency of $382,223 has accumulated losses of $2,268,868 since inception and has yet to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities if we were unable to continue as a going concern.

Accordingly, our independent auditors included an explanatory paragraph in their report on the September 30, 2005 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies:

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgements, particularly those related to the determination of the estimated recoverable amount of investment tax credits, trade accounts receivable, and deferred tax assets. The Company believes the following critical accounting policies require its more significant judgement and estimates used in the preparation of the consolidated financial statements.

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

ITEM 3 CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Uppal.. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended, December 31, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A civil action was commenced in the Supreme Court of British Columbia on February 10, 2003 by D. Bruce Horton, Peter Krag-Hansen, Darcy Higgs and BMD Financial Inc. claiming a total of $175,000 in Canadian currency as repayment of a working capital loan to MPAC Corp. and 805332 Alberta Ltd. Our former director, Adam Smith is also named in the action. We are seeking to negotiate a settlement of the claim.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

The Registrant filed a Current Report on Form 8-K dated February 17, 2006 under ITEM 4.01: CHANGES IN REGISTRANT.S CERTIFYING ACCOUNTANT regarding the change of auditors.

The Registrant file a Current Report on Form 8-K dated February 21, 2006 under ITEM 8.01: OTHER EVENTS regarding a clerical error in the filing of financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

Date: March 7, 2006.

American United Gold Corporation

By: /s/ "David Uppal"

David Uppal, Chief Executive Officer