Form 10QSB
period 2006-03-31
AMERICAN UNITED GOLD CORP
filed 2006-05-12
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

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

 State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $0.001 par value, - 11,184,761 shares as of May 10, 2006

Transitional Small Business Issuer Format	Yes	No	X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Stated in US Dollars)

(Unaudited)

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2006

(Stated in US Dollars)

(Unaudited)

	March 31,	September 30,
ASSETS	2006	2005

Current
Cash and cash equivalents	$ 606	$ 863

	$ 606	$ 863

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 4	$ 217,131	$197,593
Loans payable - Note 4	9,717	8,603
Demand loans - Note 3	171,009	166,910

	397,857	373,106

STOCKHOLDERS' DEFICIENCY

Capital Stock
Common stock: 100,000,000 authorized shares, with par value of $0.001
11,184,761 shares issued and outstanding	11,184	11,184
Additional paid-in capital	1,875,461	1,875,461
Deficit accumulated during the development stage	(882,981)	(859,031)
Accumulated other comprehensive loss	(138,980)	(137,922)
Accumulated deficit	(1,261,935)	(1,261,935)

	(397,251)	(372,243)

	$ 606	$ 863

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the six months ended March 31, 2006 and 2005 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
			Stage) to
			March 31,
	2006	2005	2006

Expenses (Recoveries)
Accounting and audit fees	$ 6,170	$9,152	$ 78,679
Financing fees	--		18,750
Foreign exchange loss	--	--	393
Gain on write-off of accounts payable	--		(42,619)
General and administrative	1,328	4,344	24,689
Investor relations	--	14,602	11,766
Legal fees	--	5,944	51,781
Management fees - Note 4	12,902	15,000	169,587

	(20,400)	(49,042)	(313,026)
Other income (expenses)
Interest on long term debt	(3,550)	(7,114)	(43,717)
Recovery of interest	--	--	38,965

Loss from continuing operations	(23,950)	(56,156)	(317,778)

Loss from discontinued operations	--	--	(565,203)

Net loss for the period	(23,950)	(56,156)	(882,981)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(1,058)	(11,600)	(138,980)

Comprehensive loss	$(25,008)	$(67,756)	$(1,021,961) )

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the six months ended March 31, 2006 and 2005 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

	2006	2005

Basic and diluted loss per share	$ Nil	$ (0.01)

Weighted average number of shares outstanding	11,184,761	9,431,044

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2006 and 2005 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
			Stage) to
			March 31,
	2006	2005	2006

Operating Activities
Net loss for the period	$(23,950)	$(56,156)	$(870,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations	--	--	565,203
Financing fees			18,750
Gain on write-off of accounts payable	--	--	(42,619)
Changes in non-cash working capital balances consist of:
Prepaid expenses	--	(535)	--
Accounts payable and accrued liabilities	19,538	(2,107)	230,694

Net cash provided by (used in) operating activities	(4,412)	(58,798)	(110,953)

Financing Activities
Increase (decrease) in loans payable	1,114	(12,123)	9,717
Increase in demand loans	4,099	18,242	4,701
Issue of common shares for cash		60,000	166,450

Net cash provided by financing activities	$ 5,213	$ 66,119	$180,868

Continued

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2006 and 2005 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

Increase (decrease in cash from continuing operation)	801	7,321	69,915
Decrease in cash from discontinued operations	--	--	--

Increase (decrease) in cash and cash equivalents during the period	801	7,321	69,915
Foreign exchange	(1,058)	(11,600)	(113,078)

	(257)	(4,279)	(43,163)
Cash and cash equivalents, beginning of period	863	4,572	43,769

Cash and cash equivalents, end of period	$ 606	$ 293	$ 606

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$	$	$ 586

Income taxes	$	$	$

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2006, the Company has a working capital deficiency of $397,7251, has accumulated losses of $2,283,896 since inception and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3 Demand Loans

The demand loans bear interest at 4.5% per annum, are unsecured and are payable on demand. A default judgement has been obtained by the creditors on April 1, 2003. On July 8, 2005, the Company, through court order, reduced the interest rate and the principal outstanding.

Note 4 Related Party Transactions

During the six month period ended March 31, 2006 and 2005 and the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2006 the Company incurred the following expenses charged by directors, companies with former common directors and with former directors of the Company

	2006	2005	For the period from October 1, 2002 (Date of Inception of Development Stage) to March, 31, 2006

Management fees	$12,902	$15,000	$169,587

Included in accounts payable is $38,880 (2005: $15,000) owing to a significant shareholder and director of the Company.

Included in loans payable at March 31, 2006 is $9,717 (2005: $8,603) owing to a significant shareholder and director of the Company. These loans are unsecured, non-interest bearing and have no specific terms for repayment.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2006, we incurred a comprehensive loss of $23,950 compared to a comprehensive loss of $56,156 for the comparative period in 2005.

REVENUES

The Company is in the exploration stage and has had no revenue from operations. None of the Company's mineral properties have proven to be commercially developable and the Company does not produce or any sell any mineral products.

We had no revenues for the quarter ended March 31, 2006. No revenues were generated for the comparative period in 2005.

COST OF REVENUE

There was no cost of revenue for the quarter ended March 31, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended March 31, 2006 and 2005, were $20,400 and $49,042 respectively. The decrease is due to a decrease in activity in the company during the quarter ending March 31, 2006. The company anticipates that G&A expenses will increase in the future if the company enters into an agreement to acquire an interest in a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2006, reflects assets of $606 consisting of cash and total liabilities of $397,857. The company does not anticipate entering into additional loan agreements and is currently negotiating with creditors to reduce the overall amount of indebtedness. The outcome of those negotiations is uncertain.

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

GOING CONCERN CONSIDERATION

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at March 31, 2006, the Company has a working capital deficiency of $397,7251, has accumulated losses of $2,283,896 since inception and has yet to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

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

ITEM 3 CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Uppal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended, March 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Date: May 10, 2006.

American United Gold Corporation

By: /s/ "David Uppal"

David Uppal, Chief Executive Officer