Form 10QSB/A
period 2006-03-31
AMERICAN UNITED GOLD CORP
filed 2006-05-15
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Stated in US Dollars)

(Unaudited)

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2006

(Stated in US Dollars)

(Unaudited)

	March 31,	September 30
ASSETS	2006	2005

Current
Cash and cash equivalents	$ 606	$ 863

	$ 606	$ 863

LIABILITIES

Current
Accounts payable and accrued liabilities - Note 4	$217,131	$197,593
Loans payable - Note 4	9,717	8,603
Demand loans - Note 3	171,009	166,910

	397,857	373,106

STOCKHOLDERS' DEFICIENCY

Capital Stock
Common stock: 100,000,000 authorized shares, with par value of $0.001
11,184,761 shares issued and outstanding	11,184	11,184
Additional paid-in capital	1,875,461	1,875,461
Deficit accumulated during the development stage	(882,981)	(859,031)
Accumulated other comprehensive loss	(138,980)	(137,922)
Accumulated deficit	(1,261,935)	(1,261,935)

	(397,251)	(372,243)

	$ 606	$ 863

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the six months ended March 31, 2006 and 2005 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

					October 1, 2002
					(Date of
					Inception of
					Development
					Stage) to
					March 31,
	Three months ended		Six months ended		2006
	March 31		March 31
	2006	2005	2006	2005
Expenses (Recoveries)
Accounting and audit fees	$3,806	$6,713	$6,170	$9,152	$78,679
Financing fees	--	--	--	--	18,750
Foreign exchange loss	--	--	--	--	393
Gain on write-off of accounts payable	--	--	--	--	(42,619)
General and administrative	686	3,946	1,328	4,344	24,689
Investor relations	--	14,602	--	14,602	11,766
Legal fees	--	5,022	--	5,944	51,781
Management fees - Note 4	6,456	15,000	12,902	15,000	169,587

	(10,948)	(45,283)	(20,400)	(49,042)	(313,026)
Other income (expenses)
Interest on long term debt	(1,757)	(3,557)	(3,550)	(7,114)	(43,717)
Recovery of interest	--	--	--	--	38,965

Loss from continuing operations	(12,705)	(48,840)	(23,950)	(56,156)	(317,778)

Loss from discontinued operations	--	--	--	--	(565,203)

Net loss for the period	(12,705)	(48,840)	(23,950)	(56,156)	(882,981)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(2,323)	4,186	(1,058)	(11,600)	(138,980)

Comprehensive loss	$(15,028)	$(44,654)	$(25,008)	$(67,756)	$ (1,021,961)

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the six months ended March 31, 2006 and 2005 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	March 31		March 31
	2006	2005	2006	2005

Basic and diluted loss per share	$ Nil	$ Nil	$ Nil	$ (0.01)

Weighted average number of shares outstanding	11,184,761	9,431,044	11,184,761	9,341,044

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2006 and 2005 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
			Stage) to
			March 31,
	2006	2005	2006

Operating Activities
Net loss for the period	$(23,950)	$(56,156)	$ (870,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations	--	--	565,203
Financing fees			18,750
Gain on write-off of accounts payable	--	--	(42,619)
Changes in non-cash working capital balances consist of:
Prepaid expenses	--	(535)	--
Accounts payable and accrued liabilities	19,538	(2,170)	230,694

Net cash provided by (used in) operating activities	(4,412)	(58,798)	(110,953)

Financing Activities
Increase (decrease) in loans payable	1,114	(12,123)	9,717
Increase in demand loans	4,099	18,242	4,701
Issue of common shares for cash	--	60,000	166,450

Net cash provided by financing activities	$ 5,213	$ 66,119	$180,868

Continued

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2006 and 2005 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

Increase (decrease in cash from continuing operation)	801	7,321	69,915
Decrease in cash from discontinued operations	--	--	--

Increase (decrease) in cash and cash equivalents during the period	801	7,321	69,915
Foreign exchange	(1,058)	(11,600)	(113,078)

	(257)	(4,279)	(43,163)
Cash and cash equivalents, beginning of period	863	4,572	43,769

Cash and cash equivalents, end of period	$ 606	$ 293	$ 606

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ --	$ --	$ 586

Income taxes	$ --	$ --	$

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

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2006, the Company has a working capital deficiency of $397,251, has accumulated losses of $2,283,896 since inception and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

GOING CONCERN CONSIDERATION

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at March 31, 2006, the Company has a working capital deficiency of $397,251, has accumulated losses of $2,283,896 since inception and has yet to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products.

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

Date: May 13, 2006.

American United Gold Corporation

By: /s/ "David Uppal"

David Uppal, Chief Executive Officer