Form 10QSB
period 2006-06-30
AMERICAN UNITED GOLD CORP
filed 2006-08-18
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $0.001 par value, - 11,184,761 shares as of July 31, 2006

Transitional Small Business Issuer Format	Yes	No	X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Stated in US Dollars)

(Unaudited)

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEETS

June 30, 2006

(Stated in US Dollars)

(Unaudited)

	June 30	September 30
ASSETS	2006	2005
Current
Cash and cash equivalents	$ 631	$ 863

	$ 631	$ 863

LIABILITIES
Current
Accounts payable and accrued liabilities - Note 4	$230,905	$197,593
Loans payable - Note 4	10,276	8,603
Demand loans - Note 3	179,363	166,910

	420,544	373,106

STOCKHOLDERS' DEFICIENCY

Capital Stock
Common stock: 100,000,000 authorized shares, with par value of $0.001
11,184,761 shares issued and outstanding	11,184	11,184
Additional paid-in capital	1,875,461	1,875,461
Deficit accumulated during the development stage	(893,150)	(859,031)
Accumulated other comprehensive loss	(151,473)	(137,922)
Accumulated deficit	(1,261,935)	(1,261,935)

	(419,913)	(372,243)

	$ 631	$ 863

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the nine months ended June 30, 2006 and 2005 and for the period from October 1, 2002 (Date of Inception of Development Stage) to June 30, 2006

(Stated in US Dollars)

(Unaudited)

					October 1, 2002
					(Date of
					Inception of
					Development
					Stage) to
					June 30,
	Three months ended		Nine months ended		2006
	June 30		June 30
	2006	2005	2006	2005
Expenses (Recoveries)
Accounting and audit fees	$1,716	$6,745	$7,886	$15,897	$80,395
Financing fees	--	--	--	--	18,750
Foreign exchange loss	--	--	--	--	393
Gain on write-off of accounts payable	--	--	--	--	(42,619)
General and administrative	36	32	1,364	4,376	24,725
Investor relations	--	(3)	--	14,599	11,766
Legal fees	--	(1)	--	5,943	51,781
Management fees - Note 4	6,601	7,416	19,503	22,416	176,188

	(8,353)	(14,189)	(28,753)	(63,231)	(321,379)
Other income (expenses)
Interest on long term debt	(1,816)	(3,555)	(5,366)	(10,669)	(45,533)
Recovery of interest	--	--	--	--	38,965

Loss from continuing operations	(10,169)	(17,744)	(34,119)	(73,900)	(327,947)

Loss from discontinued operations	--	--	--	--	(565,203)

Net loss for the period	(10,169)	(17,744)	(34,119)	(73,900)	(893,150)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(12,493)	4,165	(13,551)	(7,435)	(151,473)

Comprehensive loss	$(22,662)	$(13,579)	$(47,670)	$(81,335)	$(1,044,723)

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the nine months ended June 30, 2006 and 2005 and for the period from October 1, 2002 (Date of Inception of Development Stage) to June 30, 2006

(Stated in US Dollars)

(Unaudited)

	Three months ended		Nine months ended
	June 30		June 30
	2006	2005	2006	2005

Basic and diluted loss per share	$ Nil	$Nil	$ Nil	$ (0.01)

Weighted average number of shares outstanding	11,184,761	10,659,761	1 1,184,761	10,659,761

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended June 30, 2006 and 2005 and for the period from October 1, 2002 (Date of Inception of Development Stage) to June 30, 2006

(Stated in US Dollars)

(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
	Nine Months ended		Stage) to
	June 30		June 30
	2006	2005	2006

Operating Activities
Net loss for the period	$(34,119)	$(73,900)	$(893,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations	--	--	565,203
Financing fees			18,750
Gain on write-off of accounts payable	--	--	(42,619)
Changes in non-cash working capital balances consist of:
Prepaid expenses	--	(536)	--
Accounts payable and accrued liabilities	33,312	(10,655)	244,468

Net cash provided by (used in) operating activities	(807)	(63,781)	(107,348)

Financing Activities
Increase (decrease) in loans payable	1,673	(9,236)	10,276
Increase in demand loans	12,453	16,140	13,055
Issue of common shares for cash	--	60,000	166,450

Net cash provided by financing activities	$ 14,126	$ 66,904	$ 189,781

Continued

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended June 30, 2006 and 2005 and for the period from October 1, 2002 (Date of Inception of Development Stage) to June 30, 2006

(Stated in US Dollars)

(Unaudited)

Increase (decrease in cash from continuing operation)	13,319	3,123	82,433
Decrease in cash from discontinued operations	--	--	--

Increase (decrease) in cash and cash equivalents during the period	13,319	3,123	82,433
Foreign exchange	(13,551)	(7,435)	(125,571)

	(232)	(4,312)	(43,138)
Cash and cash equivalents, beginning of period	863	4,572	43,769

Cash and cash equivalents, end of period	$ 631	$ 260	$ 631

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ --	$ --	$ 586

Income taxes	$ --	$ --	$ --

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2006, the Company has a working capital deficiency of $419,913, has accumulated losses of $2,306,558 since inception and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3 Demand Loans

The demand loans bear interest at 4.5% per annum, are unsecured and are payable on demand. A default judgement has been obtained by the creditors on April 1, 2003. On July 8, 2005, the Company, through court order, reduced the interest rate and the principal outstanding.

Note 4 Related Party Transactions

During the nine month period ended June 30, 2006 and 2005 and the period from October 1, 2002 (Date of Inception of Development Stage) to June 30, 2006 the Company incurred the following expenses charged by directors, companies with former common directors and with former directors of the Company

	2006	2005	For the period from October 1, 2002 (Date of Inception of Development Stage) to June 30, 2006

Management fees	$19,503	$22,416	$176,188

Included in accounts payable is $47,085 (2005: $22,500) owing to a significant shareholder and director of the Company.

Included in loans payable at June 30, 2006 is $10,276 (2005: $2,887) owing to a significant shareholder and director of the Company. These loans are unsecured, non-interest bearing and have no specific terms for repayment.

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

We currently do not consider that we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. The company has not made a determination as to whether we would develop to production any commercially viable ore body that we may discover or sell any such ore body to a to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue any operations.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. The company has not entered into any arrangements to acquire an interest in a mineral property at this time and there can be no assurances that it will in the future.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months. With the expertise provided by our Board of Directors and consulting geology professionals we feel that we have the expertise required to decide if we should invest in a particular project. This decision will be based on information that will be provided by the vendor or the project and by information collected by consultants engaged by us for that purpose and through independent due diligence

We will require additional capital to fund our operations. We cannot be certain that any additional financing will be available to us.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2006, we incurred a comprehensive loss of $22,662 compared to a comprehensive loss of $13,579 for the comparative period in 2005. During the nine months ended June 30, 2006, we incurred a comprehensive loss of $47,670 compared to a comprehensive loss of $81,335 for the comparative period in 2005. With limited activities and no plans involving an increase in activities, merger, or acquisition, it is not anticipated that expenses will increase in the future. In the event of such activities it can be expected that expenses may increase..

REVENUES

We had no revenues for the quarter ended June 30, 2006. No revenues were generated for the comparative period in 2005. We do not anticipate earning revenues until such time as we have entered into operations that may provide. We are presently seeking to engage in in the exploration of a property prospective for economic quantities of minerals. Mineral exploration is a risky commercial undertaking and we can provide no assurance that we will enter into an agreement to explore for minerals and should we succeed there can be no assurances that such activities would lead to the discovery of commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

COST OF REVENUE

There was no cost of revenue for the quarter ended June 30, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended June 30, 2006 and 2005, were $8,353 and $14,189 respectively. The decrease is due to a decrease in activity in the company during the quarter ending June 30, 2006. General and Administrative (G&A) expenses for the nine months ended June 30, 2006 and 2005, were $28,753 and $63,231 respectively. The company anticipates that G&A expenses will increase in the future if the company enters into an agreement to acquire an interest in a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2006, reflects assets of $631 consisting of cash and total liabilities of $420,544. The company does not anticipate entering into additional loan agreements and is currently negotiating with creditors to reduce the overall amount of indebtedness. The outcome of those negotiations is uncertain.

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

GOING CONCERN CONSIDERATION

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at June 30, 2006, the Company has a working capital deficiency of $419,913, has accumulated losses of $2,306,558 since inception and has yet to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products. We do not have any arrangements in place for any future equity financing.

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

ITEM 3 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 14, 2006.

American United Gold Corporation

By: /s/ "David Uppal"

David Uppal, Chief Executive Officer