Form 10KSB
period 2006-09-30
AMERICAN UNITED GOLD CORP
filed 2007-02-05
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Based on the closing sales price of the Common Stock on February 2, 2007, the aggregate market value of the voting stock of registrant held by non-affiliates was $559,238

As of February 2, 2007 the registrant's outstanding common stock consisted of 11,184,761 shares.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS	4
ITEM 2. DESCRIPTION OF PROPERTY	11
ITEM 3. LEGAL PROCEEDINGS	11
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	12

PART II

PART III

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

On December 17, 2004, the Registrant entered into a formal agreement to acquire 100% of Anderson Gold (China) Inc ("Anderson Gold"), a British Columbia incorporated company. Anderson Gold, via a Joint Venture Agreement with Guizhou Gold Corporation ("GGC"), a Chinese corporation, has the rights to earn an 85% interest in the Daguan gold exploration property located in Guizhou, China. Anderson Gold can earn up to an 85% interest in this gold target with an expenditure of up to $1,780,000 towards exploration and development work on the property and payments totaling up to $230,000 to Guizhou Gold Corporation ("GGC") over a four year period. American United Gold Corp ("American United" or the "Company") will issue 10,000,000 of its common shares to be held in escrow and released to the shareholders of Anderson Gold in exchange for 100% of the common shares of Anderson Gold. The release will be made in stages determined by the completion of certain milestones in exploration and development spending and the completion of required payments to GGC.

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

Calendar Year	HIGH	LOW

2004 Q4	0.38	0.05

2005 Q1	0.24	0.10

2005 Q2	0.14	0.08

2005 Q3	0.10	0.04

2005 Q4	0.10	0.05

2006 Q1	0.10	0.06

2006 Q2	0.08	0.04

2006 Q3	0.06	0.04

2006 Q4	0.04	0.06

* The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

As at September 30, 2005 there were 11,184,761 shares of our common stock issued and outstanding and approximately 57 stockholders of record and, at February 2, 2007 there were 11,184,761 shares of our common stock issued and outstanding and approximately 44 stockholders of record

There are no contractual restrictions on the resale of any our outstanding common stock. As at December 31, 2006, there are shares of our common stock that are restricted from resale under Rule 144 promulgated under the U.S. Securities Act of 1933, as follows:

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this section and in certain other sections of this Form 10-KSB contain forward-looking statements. All statements other than statements of historical information provided herein maybe deemed to be forward-looking statements. Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

- The ability and opportunity to enter into an agreement to acquire an interest or the right to acquire an interest in a resource property;

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

PLAN OF OPERATION

During the twelve-month period ending September 30, 2007, we plan to source a mineral property in which to acquire an interest. The funds in our treasury are insufficient to meet any planned activities as a result of this, we hope to enter into a financing arrangements during the next twelve months (ending September 30, 2007).

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

We do not anticipate any equipment purchases in the next twelve months (ending September 30, 2007).

RESULTS OF OPERATIONS

During the two fiscal years ended September 30, 2006 and 2005, we incurred a net loss from continuing operations of $55,519 and $66,400, respectively.

REVENUES

We have no revenues for the year ended September 30, 2006. We did not generate any revenues for year ended September 2005.

COST OF REVENUE

There was no cost of revenue for the two fiscal years ended September 30, 2006 and 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

For the two fiscal years ended September 30, 2006 and 2005, expenses were $48,275 and $98,614, respectively. The decrease in expenses from 2005 to 2006 is largely attributable to a decline in financing fees, accounting and auditing fees, and investor relations fees. The major components to expenses faced by the company during the year was management fees of $26,259 (2005 - $24,470), accounting and auditing fees of $19,118 (2005 - $30,093), and interest on long term debt of $7,244 (2005 - $6,751). The balance of expenses were general and administrative expenses of $1,738 (2005 - $3,869), legal fees of $1,160 (2005 - $9,666). During the year ended September 30, 2006 the Company did not incur and financing fees (2005 - $18,750) or investor relations fees (2005 - $11,766). During the year ended September 30, 2005 we recorded a recovery of interest of $38,965 which positively impacted that years results. Going forward it may be necessary to engage paid consultants in the field of geology, ground operations, corporate development, and financial management to work for the Company in the search for attractive prospects in the mineral exploration field.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2006 reflects cash of $631 as compared to $863 at September 30, 2005, and total liabilities on the balance sheet as of September 30, 2006 $441,761 (2005 - $373,106) consisting primarily of a demand loan of $181,185 (2005 - $166,910) and accounts payable of $248,923 (2005 - $197,593).

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

We do not have any material commitments for capital expenditures as of September 30, 2006.

For the twelve months ended September 30, 2006, there were no capital expenditures.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)" (hereinafter :SFAS No. 158"). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In February 2006, the Financial accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, and Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instrument by permitting fair value remeasurment for any hybrid instrument that contains an embedded derivative that otherwise would require bifuracation under SFAS No. 133 as ell as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

GOING CONCERN CONSIDERATION

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $441,130, has accumulated losses of $ 2,327,775 as at September 30, 2006, has yet to achieve profitable operations and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page and officer certification pages.

ITEM 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has not been any change of auditor during the Company's two most recent fiscal years. There has not been any disagreement with the auditor on any audit or accounting issues.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of February 2, 2007 are set forth in the table below. Each of the directors of American United will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

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

NAME	AGE	POSITION (1)

David R. Uppal	44	President and Director

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

Family Relationships

There are no family relationships among the directors or officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all reporting persons complied with all Section 16(a) filing requirements for the year ending September 30, 2006.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides a summary of the compensation paid to the Chief Executive Officer for the years ended September 30, 2006, September 30, 2005, and September 30, 2004. No executive officer received a total annual salary, bonus and other compensation in excess of $100,000 in those periods. American United's Chief Executive Officer has received no compensation other than consulting fees. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned for the 2006 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year*	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
David Uppal CEO	2006	26,259	0	0	0	0	0	0
	2005	24,470	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Peter Guest Former CEO	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2004	35,775	0	0	0	0	0	0

* The information in the above table is presented as at September 30 for each of the relevant years.

As of the date of this registration statement, we have not paid any bonuses or granted any stock awards, options or stock appreciation rights to any officer, director or employee. No options have been exercised. Under an arrangement to pay our sole officer and director, David Uppal, a management fee of CDN$2,500 per month commencing October 2, 2004, we have recorded $26,259 for the year ended September 30, 2006 and $24,470 for the year ended September 30, 2005 but to date have not paid him.

Director Compensation

No compensation was paid to directors for services rendered as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the American United's issued and outstanding common stock owned as of December 31, 2006 by (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) named directors and executive officers; and (iii) all directors and executive offices of American United as a group. Unless otherwise indicated in the footnotes below on the table as subject to community property laws, where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock shown as beneficially owned.

These calculations are based on a total issued and outstanding share capital as at February 2, 2007 of 11,184,761 common shares, and for each beneficial owner assumes conversion or exercise of all convertible securities held by the particular beneficial owner. All addresses below are c/o American United Gold Corporation, 555 Burrard Street, Suite 900, Vancouver, B.C., CANADA, V7X 1M8.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS

B.D. G. Solvents Inc. , 1600 Boul. Henri Bourassa West, Suite 404, Montreal, PQ Canada H3M 3E2 (1)	759,000	6.8%

Paul Uppal, 11032 Scarborough Dr. Delta, B.C. V4C 7S5	2,235,000	19.9%

David Uppal, Director, CEO	2,285,000	20.4%

Directors and Officers as a Group (1 person)	2,285,000	20.4%

1. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. These calculations are based on a total issued and outstanding share capital as at February 2, 2007 of 11,184,761 common shares and for each beneficial owner assumes conversion or exercise of all convertible securities held by the particular beneficial owner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors of American United are not currently compensated by us for meeting attendance or otherwise, but are entitled to reimbursement for their travel expenses. We do not pay additional amounts for committee participation or special assignments of the Board of Directors.

David Uppal, President, is currently the only full time executive and is not in receipt of any salary at this time but is entitled to reimbursement for his travel expenses, and other expenses related to his duties as officer. During the year ended September 30, 2006 no consulting fees were paid to Mr. Uppal.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3(i)	Articles of Incorporation of MPAC Corporation

Incorporated by reference to Exhibit 2.1 from the registrants registration statement on Form 10-SB filed with the Securities and
Exchange Commission on July 31, 2002 and amendments thereto (the "Form 10-SB")

3(ii)	By-Laws of MPAC Corporation	Incorporated by reference to Exhibit 2.2 on the Form 10-SB
4.1	Promissory Notes issued by MPAC to David Uppal	Incorporated by reference to Exhibit 6.1 to the Form 10-SB
4.2	Promissory Notes issued by MPAC to Paul Uppal	Incorporated by reference to Exhibit 6.2 to the Form 10-SB
10.1	Share Exchange Agreement between 805332 Alberta Ltd., MPAC Corporation, Paul Uppal, David Uppal and Micron Milling and Packaging Company Ltd.	Incorporated by reference to Exhibit 10.2 to the Form 10-SB
10.2	Share Exchange Agreement between American United Gold Corporation, ANDERSON GOLD (CHINA) INC., ANDERSON GOLD TRUST, ROCKY TRUST, GRIFFITH TRUST.	Incorporated by reference to Exhibit 16 on Form 8-K filed with the Securities and Exchange Commission on December 21, 2004 and February 16, 2005.
16	Letter from Hay & Watson, Chartered Accountants on change in certifying accountant	Incorporated by reference to Exhibit 16 on Form 8-K filed with the Securities and Exchange Commission on March 31, 2003.
21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21 of the Form 10-SB.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).	Filed herewith

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the fiscal year ending September 30, 2006 and 2005 were $15,464 and $27,098, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal year ended September 30, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended September 30, 2006 was $0.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2007.

American United Gold Corporation

By: DAVID UPPAL
David Uppal, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on February 4, 2007.

Signature	Title	Date
By: DAVID UPPAL	Director and President	February 4, 2007

AMERICAN UNITED GOLD CORPORATION

(Formerly MPAC RESOURCES CORPORATION)

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2006 and 2005

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

American United Gold Corporation (Formerly MPAC Resources Corporation)

I have audited the accompanying balance sheets of American United Gold Corporation (Formerly MPAC Resources Corporation) (A Development Stage Company) as of September 30, 2006 and the related statements of operations, stockholders' deficiency and cash flows for the year ended September 30, 2006 and for the period from October 1, 2002 (Date of Inception of development stage) to September 30, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the year ended September 30, 2006 and for the period from October 1, 2002 (Date of inception of development stage) to September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Keith Margetson, CA	"K. R. Margetson Ltd."
February 4, 2007	Chartered Accountant

PO BOX 45, 5588 INLET AVENUE	TELEPHONE: 604-885-2810
SECHELT, BC V0N 3A0	FACSIMILE: 604-885-2834
CANADA	E-MAIL: keith@krmargetson.com

AMERICAN UNITED GOLD CORPORATION
(Formerly MPAC RESOURCES CORPORATION)
(A Development Stage Company)
BALANCE SHEETS
September 30, 2006 and 2005
(Stated in US Dollars)

ASSETS
	2006	2005
Current
Cash and cash equivalents	$ 631	$ 863

	$ 631	$ 863

LIABILITIES
Current
Accounts payable and accrued liabilities - Note 3	$ 195,126	$ 171,755
Accounts payable and accrued liabilities - related parties Note 9	53,797	25,838
Loans payable - Note 9	11,653	8,603
Demand loans - Note 4	181,185	166,910

	441,761	373,106

STOCKHOLDERS' DEFICIENCY
Capital Stock - Note 5
Common stock: 100,000,000 authorized shares, with par value of $0.001
11,184,761 shares issued and outstanding	11,184	11,184
Additional paid-in capital	1,875,461	1,875,461
Deficit accumulated during the development stage	(914,550)	(859,031)
Accumulated other comprehensive loss	(151,290)	(137,922)
Accumulated deficit	(1,261,935)	(1,261,935)

	(441,130)	(372,243)

	$ 631	$ 863

Going Concern - Note 1

APPROVED BY THE BOARD:
"Dave Uppal"	Director

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(Formerly MPAC RESOURCES CORPORATION)
(A Development Stage Company)
STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
for the years ended September 30, 2006 and 2005 and
for the period from October 1, 2002
(Date of Inception of Development Stage)
to September 30, 2006

(Stated in US Dollars)

	2006	2005	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2006

Expenses (Recoveries)
Accounting and auditing fees	$ 19,118	$ 30,093	$ 91,627
Financing fees - Note 5	--	18,750	18,750
Foreign exchange loss	--	--	393
Gain on write-off of accounts payable - Note 9	--	--	(42,619)
General and administrative	1,738	3,869	25,099
Investor relations	--	11,766	11,766
Legal fees	1,160	9,666	52,941
Management fees - Note 9	26,259	24,470	182,944

	(48,275)	(98,614)	(340,901)
Other income (expenses)
Interest on long term debt	(7,244)	(6,751)	(47,411)
Recovery of interest - Note 4	--	38,965	38,965

Loss from continuing operations	(55,519)	(66,400)	(349,347)

Loss from discontinued operations - Note 10	--	--	(565,203)

Net loss for the year	(55,519)	(66,400)	(914,550)
Other comprehensive loss
Foreign currency adjustment	(13,368)	(21,847)	(151,290)

Comprehensive loss	$ (68,887)	$ (88,247)	$ (1,065,840)

/cont'd

SEE ACCOMPANYING NOTES

Continued

AMERICAN UNITED GOLD CORPORATION
(Formerly MPAC RESOURCES CORPORATION)
(A Development Stage Company)
STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
for the years ended September 30, 2006 and 2005 and
for the period from October 1, 2002
(Date of Inception of Development Stage)
to September 30, 2006

(Stated in US Dollars)

	2006	2005
Basic and diluted loss per share from continuing operations	$ ( Nil)	$ (Nil)

Basic and diluted loss per share from discontinued operations	(Nil)	(Nil)

Basic and diluted loss per share	$ ( Nil)	$ ( Nil)

Weighted average number of shares outstanding	11,184,741	10,928,254

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(Formerly MPAC RESOURCES CORPORATION)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended September 30, 2006 and 2005 and
for the period from October 1, 2002
(Date of Inception of Development Stage)
to September 30, 2006
(Stated in US Dollars)

	2006	2005	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2006
Operating Activities
Net loss for the year	$ (55,519)	$ (66,400)	$ (914,550)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Loss on discontinued operations	-	-	565,203
Gain on write-off of accounts payable	-	-	(42,619)
Financing fees	-	18,750	18,750
Changes in non-cash working capital balances consist of:
Receivables	-	412	--
Accounts payable and accrued liabilities	23,371	1,067	208,689
Related party accounts payable and accrued liabilities	27,959	25,838	53,797

Net cash provided by (used in) operating activities	(4,189)	(20,333)	(110,730)

Financing Activities
Increase (decrease) in loans payable	3,050	(3,520)	11,653
Increase (decrease) in demand loans	14,275	(18,009)	14,877
Issue of common shares for cash	--	60,000	166,450

Net cash provided by (used in) financing activities	17,325	38,471	192,980

Cont'd.

SEE ACCOMPANYING NOTES

Continued

AMERICAN UNITED GOLD CORPORATION
(Formerly MPAC RESOURCES CORPORATION)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended September 30, 2006 and 2005 and
for the period from October 1, 2002
(Date of Inception of Development Stage)
to September 30, 2006
(Stated in US Dollars)

	2006	2005	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2006
Decrease in cash and cash equivalents during the year	13,136	18,138	82,250
Foreign Exchange translation	(13,368)	(21,847)	(125,388)

	(232)	(3,709)	(43,138)
Cash and cash equivalents, beginning of the year	863	4,572	43,769

Cash and cash equivalents, end of the year	$ 631	$ 863	$ 631

Cash is compromised as follows:
- Continuing operations	$ 631	$ 863	$ 631
- Discontinued operations	-	-	-

Cash, end of the year	$ 631	$ 863	$ 631

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ 586

Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(Formerly MPAC RESOURCES CORPORATION)
(A Development Stage Company)
STATEMENT OF
STOCKHOLDERS' DEFICIENCY
for the years ended September 30, 2005 to September 30, 2006
(Stated in US Dollars)

	Note 1		Additional	Deficit Accumulated During the	Accumulated Other
	Common Stock		Paid-in	Development	Comprehensive	Accumulated

	Shares	Amount	Capital	Stage	Loss	Deficit	Total

Balance, September 30, 2004	10,659,761	$10,659	$ 1,797,236	$ (792,631)	$ (116,075)	$(1,261,935)	$ (362,746)
Pursuant to a private placement	400,000	400	59,600	-	-	-	60,000
Previously allotted, issued upon conversion rights exercised	125,000	125	18,625	-	-	-	18,750
Net loss for the year ended September 30, 2005	-	-	-	(66,400)	-	-	(66,400)
Other comprehensive income for the year ended September 30, 2005	-	-	-	-	(21,847)	-	(21,847)

Balance, September 30, 2005	11,184,761	$ 11,184	$ 1,875,461	$ (859,031)	$ (137,922)	$(1,261,935)	$ (372,243)

Net Loss for the year ended September 30 2006	-	-	-	(55,519)	-	-	(55,519)
Other Comprehensive Income for the year ended September 30 2006	-	-	-	-	(13,368)	-	(13,368)

Balance, September 30, 2006	11,184,761	$ 11,184	$ 1,875,461	$ (914,550)	$ (151,290)	$ (1,261,935)	$ (441,130)

On October 7, 2004, the Company consolidated its common stock on a 1 for 2 basis and has re-stated the prior years to reflect this.

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(Formerly MPAC RESOURCES CORPORATION)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006 and 2005
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

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $441,130, has accumulated losses of $ 2,327,775 as at September 30, 2006, has yet to achieve profitable operations and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

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
(Stated in US Dollars) - Page 2

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

During the year ended September 30, 2004, the Company disposed of Micron (Note 10) and commenced operations as a precious metals development company with a strategy to acquire resource properties that have indicated mineral resources and require further exploration or development work.

By an agreement dated December 17, 2004, the Company had the option to acquire 100% of the outstanding shares of Anderson Gold (China) Inc. ("Anderson Gold"), a company related at the time by way of common directors. In order to exercise this option, the Company had to make exploration expenditures of up to $1,780,000, make cash payments to Anderson Gold of up to $230,000 and issue to the owners of Anderson Gold 10,000,000 of the Company's common shares. No expenditures were made during fiscal 2005 and the agreement with Anderson Gold (China) Ltd. was terminated.

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

Management periodically reviews the recoverability of long-lived assets based upon anticipated future cash flows generated from such assets. The assets are subsequently adjusted to reflect a valuation of the lower of cost or the net recoverable amounts calculated on an undiscounted cash flow basis. All capital assets were disposed of prior to October 1, 2004.

Development Stage

Effective October 1, 2002, the company became a development stage company as defined in Financial Accounting Standard Board Statement No.7. At that time it commenced operations as a precious metals development company and to date has not realized any revenue from operations.

American United Gold Corporation (Formerly MPAC Resources Corporation)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) - Page 3

Note 1 Summary of Significant Accounting Policies - (cont'd)

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
(Stated in US Dollars) - Page 4

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

Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash and cash equivalents, accounts payable and accrued liabilities, loans payable and demand loans approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is effective for the Company as of its inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At September 30, 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

American United Gold Corporation (Formerly MPAC Resources Corporation)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) - Page 5

Note 1 Summary of Significant Accounting Policies - (cont'd)

Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at September 30, 2006, cash totalling $609 (2005: $713), accounts payable totalling $177,865 (2005: $141,762), loans payable totalling $17,415 (2005: $15,795) and demand loans totalling $202,076 (2005: $193,799) denominated in Canadian dollars are included in these financial statements.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No 123R, "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Management believes there is no financial impact on the financial statements at September 30, 2006.

Recent Accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)" (hereinafter

:SFAS No. 158"). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in

American United Gold Corporation (Formerly MPAC Resources Corporation)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) - Page 6

Note 1 Summary of Significant Accounting Policies - (cont'd)

Recent Accounting pronouncements - (cont'd)

unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In February 2006, the Financial accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, and Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instrument by permitting fair value remeasurment for any hybrid instrument that contains an embedded derivative that otherwise would require bifuracation under SFAS No. 133 as ell as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further

American United Gold Corporation (Formerly MPAC Resources Corporation)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) - Page 7

Note 1 Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements - (cont'd)

permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

Note 2 Capital Assets

The Company had reduced the carrying value of the capital assets by $162,517 at September 30, 2002, to a nominal amount, as the assets were seized by a creditor. During the year ended September 30, 2003, the Company abandoned all claims to the capital assets and wrote-off the remaining $4.

Note 3 Accounts Payable and Accrued Liabilities

	2006	2005

Trade accounts payable	$ 6,639	$ 5,572
Professional fees payable	188,487	166,183

	$ 195,126	$ 171,755

Note 4 Demand Loans

The demand loans bear interest at 4.5% per annum, are unsecured and are payable on demand. During the 2005 fiscal year, the Company, through court order, reduced the interest rate and the principal outstanding.

Note 5 Capital Stock

During the year ended September 30, 2005, the Company issued 2,236,500 common shares at $0.20 per share to settle loans payable from continuing operations totalling $213,300 and $234,000 of loans included in discontinued operations.

During the year ended September 30, 2005, the Company issued 125,000 common shares previously allotted with respect to a finders' fee. These shares were issued upon the holders exercising their conversion rights. The transaction has been recorded at fair market value.

American United Gold Corporation (Formerly MPAC Resources Corporation)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) - Page 8

Note 5 Capital Stock- (cont'd)

During the year ended September 30, 2005, the Company received $60,000 pursuant to a private placement agreement to issue 400,000 shares.

There was no stock issued during the year ended September 30, 2006.

Note 6 Stock-based Compensation Plan

The Company had granted employees and directors common stock purchase options. These options were granted with an exercise price equal to the market price of the Company's stock on the date of the grant. There were no share options exercisable at October 1, 2004 and none were granted in the fiscal years ending September 30, 2006 and 2005.

Note 7 Deferred Tax Assets

The following table summarizes the significant components of the Company's net deferred tax assets:

	2006	2005

Net Deferred Tax Assets
Net operating loss carry-forward	$ 615,000	$ 560,000

Gross deferred tax assets	$ 159,000	$ 145,000
Valuation allowance for deferred tax asset	(159,000)	(145,000)

	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely-than-not to be realized from future operations. For the years ended September 30, 2006 and 2005 management of the Company chose to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry. The change in valuation allowance between September 30, 2005 and 2006 was $14,000.

Note 8 Income Taxes

The Company has incurred losses for US income tax purposes of approximately $615,000 which can be carried forward to reduce taxable income in future years to 2027. The potential income tax benefits of these losses, if any, have not been recognized in these financial statements.

Note 9 Related Party Transactions

During the years ended September 30, 2006 and 2005 and the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2006 the Company incurred the following expenses charged by companies with former common directors and with former directors of the Company:

American United Gold Corporation (Formerly MPAC Resources Corporation)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) - Page 9

Note 9 Related Party Transactions - (cont'd)

	2006	2005	For the period from October 1, 2002 (Date of Inception of Development Stage) to September, 30, 2006

Management fees	$ 26,259	$ 24,470	$ 182,944

Accounts payable to a related party represent amount owing to a significant shareholder and director of the Company.

Loans payable represent amounts owing to a significant shareholder and director of the Company. These loans are unsecured, non-interest bearing and have no specific terms for repayment.

Note 10 Discontinued Operations

On May 10, 2004, the Company disposed of its inactive wholly-owned subsidiary, Micron Milling and Packaging Company Ltd. ("Micron") to a former director of the Company for $1. For the year ended September 30, 2004, the Company had shown costs related to Micron as discontinued operations, including the issuance of 3,200,000 common shares at $0.20 per share, such shares having previously been allotted. The gain on disposal of Micron was determined as follows:

Proceeds	$ 1

Net asset deficiency of subsidiary disposed of:
Current assets	11,721
Current liabilities	(96,261)

(84,540)

Gain on disposal of subsidiary	$ 84,541

The balance sheets do not include any amounts related to the discontinued operations of Micron.

American United Gold Corporation (Formerly MPAC Resources Corporation)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) - Page 10

Note 10 Discontinued Operations - (cont'd)

Cash flows from discontinued operations were as follows:

October 1,
2002 (Date of
Inception of
Development
Stage) To
September 30,
2006

Operating Activities
Net loss for the year	$ (565,203)
Items not involving cash:
Gain on disposal of subsidiary	(84,541)
Foreign exchange	(16,211)
Share issuance on disposal	635,630
Changes in non-cash working capital balances consist of:
Accounts receivable	6,207
Investment tax credits receivable	86,920
Prepaid expenses	(100)
Accounts payable and accrued liabilities	( 18,147
Demand loans	(10,604)
Due to shareholders	(22,230)

11,721

Increase (decrease) in cash from discontinued operations prior to disposal	11,721
Cash balance of subsidiary on disposal	(11,721)

Increase (decrease) in cash from discontinued operations during the year	$ -

American United Gold Corporation (Formerly MPAC Resources Corporation)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2005 and 2004
(Stated in US Dollars) - Page 11

Note 10 Discontinued Operations - (cont'd)

Loss from discontinued operations was determined as follows:

October 1,
2002 (Date of
Inception of
Development Stage) to September 30,
2006

Expenses
Bank charges and interest	$ 726
Consulting fees	14,358
General and administrative	7,245
Interest on long-term debt	411
Legal fees	1,579
Management fees	4,306
Other income	(4,192)
Rent	(13,119)
Travel	2,434
Wages	366

Loss before other items	(14,114)
Other items
Gain on disposal of subsidiary	84,541
Share issuance on disposal	(635,630)

$ (565,203)

Note 11 Comparative figures

Certain of the comparative figures have been reclassified to conform with the presentation adopted for the current period.