Form 10QSB
period 2006-12-31
AMERICAN UNITED GOLD CORP
filed 2007-02-14
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2006

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

(1)	Yes	[X]	No	[ ]	(2)	Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $0.001 par value, - 11,184,761 shares as of February 12, 2006

Transitional Small Business Issuer Format	Yes	[ ]	No	[X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

(Unaudited)

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM BALANCE SHEETS
December 31, 2006
(Stated in US Dollars)
(Unaudited)

	December 31,	September 30,
ASSETS	2006	2006

Current
Cash and cash equivalents	$ 571	$ 631

	$ 571	$ 631

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 190,591	$ 195,126
Related party accrued liability - Note 4	57,925	53,797
Loans payable to related parties - Note 4	12,270	11,653
Demand loans - Note 3	175,201	181,185

	435,987	441,761

STOCKHOLDERS' DEFICIENCY
Capital Stock
Common stock: 100,000,000 authorized shares, with par value of $0.001
11,184,761 shares issued and outstanding	11,184	11,184
Additional paid-in capital	1,875,461	1,875,461
Deficit accumulated during the development stage	(924,319)	(914,550)
Accumulated other comprehensive loss	(135,807)	(151,290)
Accumulated deficit	(1,261,935)	(1,261,935)

	(435,416)	(441,130)

	$ 571	$ 631

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three months ended December 31, 2006 and 2005 and for the period from October 1, 2002
(Date of Inception of Development Stage) to December 31, 2006
(Stated in US Dollars)
(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
			Stage) to
			December 31,
	2006	2005	2006

Expenses (Recoveries)
Accounting and audit fees	$ 1,317	$ 2,364	$ 92,944
Financing fees	--	--	18,750
Foreign exchange loss	--	--	393
Gain on write-off of accounts payable	--	--	(42,619)
General and administrative	34	642	25,133
Investor relations	--	--	11,766
Legal fees	--	--	52,941
Management fees - Note 4	6,586	6,446	189,530

	(7,937)	(9,452)	(348,838)
Other income (expenses)
Interest on long term debt	(1,832)	(1,793)	(49,243)
Recovery of interest	--	--	38,965

Loss from continuing operations	(9,769)	(11,245)	(359,116)

Loss from discontinued operations	--	--	(565,203)

Net loss for the period	(9,769)	(11,245)	(924,319)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	15,483	1,265	(135,807)

Comprehensive gain (loss)	$ 5,714	$ (9,980)	$ (1,060,126)

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three months ended December 31, 2006 and 2005and for the period from October 1, 2002
(Date of Inception of Development Stage) to December 31, 2006
(Stated in US Dollars)
(Unaudited)

	2006	2005

Basic and diluted loss per share	$ Nil	$ Nil

Weighted average number of shares outstanding	11,184,761	11,184,761

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2006 and 2005 and for the period from October 1, 2002
(Date of Inception of Development Stage) to December 31, 2006
(Stated in US Dollars)
(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
			Stage) to
			December 31,
	2006	2005	2006

Operating Activities
Net loss for the period	$ (9,769)	$ (11,245)	$ (924,319)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations	-	-	565,203
Financing fees	-	-	18,750
Gain on write-off of accounts payable	-	-	(42,619)
Changes in non-cash working capital balances consist of:
Increase (decrease) in accounts payable and accrued liabilities	(4,535)	8,289	204,154
Increase in related party accrued liability	4,128	--	57,925

Net cash provided by (used in) operating activities	(10,176)	(2,956)	(120,906)

Financing Activities
Increase (decrease) in loans payable	617	345	12,270
Increase in demand loans	(5,984)	1,102	8,893
Issue of common shares for cash	--	--	166,450

Net cash provided by financing activities	(5,367)	1,447	187,613

SEE ACCOMPANYING NOTES

Continued

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2006 and 2005 and for the period from October 1, 2002
(Date of Inception of Development Stage) to December 31, 2006
(Stated in US Dollars)
(Unaudited)

			October 1,
			2002
			(Date of
			Inception of
			Development
			Stage) to
			December 31,
	2006	2005	2006

Increase (decrease) in cash from continuing operations	(15,543)	(1,509)	66,707
Decrease in cash from discontinued operations	--	--	--

Increase (decrease) in cash and cash equivalents during the period	(15,543)	(1,509)	66,707
Foreign exchange translation	15,483	1,265	(109,905)

	(60)	(244)	(43,198)
Cash and cash equivalents, beginning of period	631	863	43,769

Cash and cash equivalents, end of period	$ 571	$ 619	$ 571

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ 586

Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2006, the Company has a working capital deficiency of $435,416 and accumulated losses of $2,322,061 since inception and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3 Demand Loans

The demand loans bear interest at 4.5% per annum, are unsecured and are payable on demand. A default judgement has been obtained by the creditors on April 1, 2003. On July 8, 2005, the Company, through court order, reduced the interest rate and the principal outstanding.

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 4 Related Party Transactions

During the three month period ended December 31, 2006 and 2005 and the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2006 the Company incurred the following expenses charged by directors, companies with former common directors and with former directors of the Company

	2006	2005	For the period from October 1, 2002 (Date of Inception of Development Stage) to December, 31, 2006

Management fees	$ 6,586	$ 6,446	$ 189,530

Accounts payable to a related party represent amounts owing to a significant shareholder and director of the Company.

Loans payable to related parties represent amounts owing to a significant shareholder and director of the Company. These loans are unsecured, non-interest bearing and have no specific terms for repayment.

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

RESULTS OF OPERATIONS

During the three months ended December 31, 2006, we incurred a comprehensive gain of $5,714 compared to a comprehensive loss of $9,980 for the comparative period in 2005. With limited activities and no plans involving an increase in activities, merger, or acquisition, it is not anticipated that expenses will increase in the future. In the event of such activities it can be expected that expenses may increase.

REVENUES

We had no revenues for the quarter ended December 31, 2006. No revenues were generated for the comparative period in 2005. We do not anticipate earning revenues until such time as we have entered into operations that may provide. We are presently seeking to engage in in the exploration of a property prospective for economic quantities of minerals. Mineral exploration is a risky commercial undertaking and we can provide no assurance that we will enter into an agreement to explore for minerals and should we succeed there can be no assurances that such activities would lead to the discovery of commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

COST OF REVENUE

There was no cost of revenue for the quarter ended December 31, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended December 31, 2006 and 2005, were $7,937 and $9,452 respectively. The decrease is mainly due to a decrease in accounting and auditing fees. The company anticipates that G&A expenses will increase in the future if the company enters into an agreement to acquire an interest in a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 31, 2006, reflects assets of $571 consisting of cash and total liabilities of $435,987. The company does not anticipate entering into additional loan agreements and is currently negotiating with creditors to reduce the overall amount of indebtedness. The outcome of those negotiations is uncertain.

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

GOING CONCERN CONSIDERATION

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at December 31, 2006, the Company has a working capital deficiency of $435,416, has accumulated losses of $2,322,061 since inception and has yet to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products. We do not have any arrangements in place for any future equity financing.

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

b. Reports on Form 8-K.

NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2007.

American United Gold Corporation

By: /s/ DAVID UPPAL
            David Uppal, Chief Executive Officer