Form 10QSB
period 2007-03-31
AMERICAN UNITED GOLD CORP
filed 2007-05-18
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $0.001 par value, - 78,293,327 shares as of May 18, 2007

Transitional Small Business Issuer Format	Yes	[ ]	No	[X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM BALANCE SHEETS
March 31, 2007
(Unaudited)

	March 31,	September 30,
	2007	2006

ASSETS

Current
Cash and cash equivalents	$ 579	$ 631

	$ 579	$ 631

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 178,414	$ 195,126
Related party accrued liability - Note 4	65,053	53,797
Loans payable to related party - Note 4	28,514	11,653
Demand loans - Note 3	178,856	181,185

	450,837	441,761

STOCKHOLDERS' DEFICIENCY

Capital Stock - Note 5
Common stock: 700,000,000 authorized shares, with par value of $0.001
78,293,327. shares issued and outstanding	78,293	78,293
Additional paid-in capital	1,808,352	1,808,352
Deficit accumulated during the development stage	(935,336)	(914,550)
Accumulated other comprehensive loss	(139,632)	(151,290)
Accumulated deficit	(1,261,935)	(1,261,935)

	(450,258)	(441,130)

	$ 579	$ 631

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the six months ended March 31, 2007 and 2006 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2007
(Unaudited)

					October 1, 2002
					(Date of
					Inception of
					Development
					Stage) to
					March 31,
	Three months ended		Six months ended		2007
	March 31		March 31
	2007	2006	2007	2006

Expenses (Recoveries)
Accounting and audit fees	$2,405	$ 3,806	$ 3,722	$ 6,170	$ 95,349
Financing fees	--	--	--	--	18,750
Foreign exchange loss		--		--	393
Gain on write-off of accounts payable	--	--	--	--	(42,619)
General and administrative	470	686	504	1,328	25,603
Investor relations	--	--	--	--	11,766
Legal fees	--	--	--	--	52,941
Management fees - Note 4	6,400	6,456	12,986	12,902	195,930

	(9,275)	(10,948)	(17,212)	(20,400)	(358,113)

Other income (expenses)
Interest on long term debt	(1,742)	(1,757)	(3,574)	(3,550)	(50,985)
Recovery of interest	--	--	--	--	38,965

Loss from continuing operations	(11,017)	(12,705)	(20,786)	(23,950)	(370,133)

Loss from discontinued operations	--	--	--	--	(565,203)

Net loss for the period	(11,017)	(12,705)	(20,786)	(23,950)	(935,336)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(3,825)	(2,323)	11,658	(1,058)	(139,632)

Comprehensive loss	$ (14,842)	$ (15,028)	$ (9,128)	$ (25,008)	$ (1,074,968) )

Basic and diluted net loss per share	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average number of shares outstanding	78,293,327	78,293,327	78,293,327	78,293,327

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2007 and 2006 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2007
(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
			Stage) to
			March 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$ (20,786)	$ (23,950)	$ (935,336)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations	--	--	565,203
Financing fees			18,750
Gain on write-off of accounts payable	--	--	(42,619)
Changes in non-cash working capital balances consist of:
Accounts payable and accrued liabilities	(16,712)	19,538	191,977
Related party accrued liability	11,256	--	65,053

Net cash provided by (used in) operating activities	(26,242)	(4,412)	(136,972)

Financing Activities
Increase in loans payable	16,861	1,114	28,514
Increase (decrease) in demand loans	(2,329)	4,099	12,548
Issue of common shares for cash	--	--	166,450

Net cash provided by financing activities	$ 14,532	$ 5,213	$ 207,512

SEE ACCOMPANYING NOTES

Continued

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended March 31, 2007 and 2006 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2007
(Unaudited)

Increase (decrease) in cash from continuing operation	(11,710)	801	70,540
Decrease in cash from discontinued operations	--	--	--

Increase (decrease) in cash and cash equivalents during the period	(11,710)	801	70,540
Foreign exchange	11,658	(1,058)	(113,730)

	(52)	(257)	(43,190)
Cash and cash equivalents, beginning of period	631	863	43,769

Cash and cash equivalents, end of period	$ 579	$ 606	$ 579

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ --	$ --	$ 586

Income taxes	$ --	$ --	$

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2007, the Company has a working capital deficiency of $450,258, has accumulated losses of $2,336,903 since inception and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3 Demand Loans

The demand loans bear interest at 4.5% per annum, are unsecured and are payable on demand. A default judgement has been obtained by the creditors on April 1, 2003. On July 8, 2005, the Company, through court order, reduced the interest rate and the principal outstanding.

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 4 Related Party Transactions

During the six month period ended March 31, 2007 and 2006 and the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2007 the Company incurred the following expenses charged by directors, companies with former common directors and with former directors of the Company

	2007	2006	For the period from October 1, 2002 (Date of Inception of Development Stage) to March, 31, 2007

Management fees	$ 12,286	$ 12,902	$ 195,930

Accounts payable to a related party represent amounts owing to a significant shareholder and director of the Company.

Loans payable to related party represent amounts owing to a significant shareholder and director of the Company. These loans are unsecured, non-interest bearing and have no specific terms for repayment.

Note 5 Subsequent Events

On April 19, 2007, the Board of Directors passed a resolution increasing the authorized common stock from 100,000,000 to 700,000,000. In the same resolution, a 7 - 1 forward stock split was authorized, increasing the outstanding shares from 11,184,761 to 78,293,327.

These statements give retroactive effect to this event.

On May 8, 2007, the Company signed a memorandum of understanding with Grandmont Gold Inc., a Seattle based company, whereby Grandmont will be issued 5,000,000 shares (post-split). Included in that memorandum is the following:

1. Pursuant to the merger of the Grandmont business model with the Company, 3,500,000 restricted (Rule 144) shares will be issued;

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 5 Subsequent Events - (cont'd)

2. Pursuant to the merger of the Grandmont business model with the Company, Grandmont will appoint 4 members to the Board of Directors of the Company and any existing directors will resign; and,

3. Pursuant to Grandmont confirming the merger of certain business, Grandmont will be issued an additional 1,500,000 restricted shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the feasibility of the property in which we have an interest and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties we face, please see the 2006 Form 10-KSB filed by us with the Securities and Exchange Commission. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. The company has not entered into any definitive arrangements to acquire an interest in a mineral property at this time and there can be no assurances that it will in the future.

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

As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants to raise any capital. In the event we need to raise capital, most likely the only method available to us would be through the private sale of our securities. Because of our nature as an exploration state company, it is unlikely we could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

RESULTS OF OPERATIONS

During the three months ended March 31, 2007, we incurred a comprehensive loss of $14,842 compared to a comprehensive loss of $15,028 for the comparative period in 2006. With limited activities and no plans involving an increase in activities, merger, or acquisition, it is not anticipated that expenses will increase in the future. In the event of such activities it can be expected that expenses may increase.

REVENUES

We had no revenues for the quarter ended March 31, 2007. No revenues were generated for the comparative period in 2006. We do not anticipate earning revenues until such time as we have entered into operations that may provide. We are presently seeking to engage in the exploration of a property prospective for economic quantities of minerals. Mineral exploration is a risky commercial undertaking and we can provide no assurance that we will enter into an agreement to explore for minerals and should we succeed there can be no assurances that such activities would lead to the discovery of commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

COST OF REVENUE

There was no cost of revenue for the quarter ended March 31, 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the quarters ended March 31, 2007 and 2006, were $9,275 and $10,948 respectively. The decrease is mainly due to a decrease in accounting and auditing fees. The company anticipates that G&A expenses will increase in the future if the company enters into an agreement to acquire an interest in a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2007, reflects assets of $579 consisting of cash and total liabilities of $450,837. The company does not anticipate entering into additional loan agreements and is currently negotiating with creditors to reduce the overall amount of indebtedness. The outcome of those negotiations is uncertain.

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

GOING CONCERN CONSIDERATION

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at March 31, 2007, the Company has a working capital deficiency of $450,258, has accumulated losses of $2,336,903 since inception and has yet to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products. We do not have any arrangements in place for any future equity financing.

Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities if we were unable to continue as a going concern.

Accordingly, our independent auditors included an explanatory paragraph in their report on the September 30, 2006 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Date: May 18, 2007.

American United Gold Corporation

By: /s/ DAVID UPPAL
David Uppal, Chief Executive Officer