Form 10QSB
period 2007-06-30
AMERICAN UNITED GOLD CORP
filed 2007-08-20
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2007

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $0.001 par value, - 78,293,327shares as of August 15, 2007

Transitional Small Business Issuer Format	Yes	[ ]	No	[X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN UNITED GOLD CORPORATION
 (A Development Stage Company)
INTERIM BALANCE SHEETS
(Unaudited)

	June 30	September 30
	2007	2006

ASSETS

Current
Cash and cash equivalents	$ 629	$ 631

	$ 629	$ 631

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 185,790	$ 195,126
Related party accrued liability - Note 4	77,436	53,797
Loans payable to related party - Note 4	30,046	11,653
Demand loans - Note 3	195,482	181,185

	488,754	441,761

STOCKHOLDERS' DEFICIENCY

Capital Stock
Common stock: 100,000,000 authorized shares, with par value of $0.001
78,293,327. shares issued and outstanding - Note 5	78,293	78,293
Additional paid-in capital	1,808,352	1,808,352
Deficit accumulated during the development stage	(944,530)	(914,550)
Accumulated other comprehensive loss	(168,305)	(151,290)
Accumulated deficit	(1,261,935)	(1,261,935)

	(488,125)	(441,130)

	$ 629	$ 631

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
 (A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the nine months ended June 30, 2007 and 2006 and for the period from October 1, 2002
(Date of Inception of Development Stage) to June 30, 2007
(Unaudited)

					October 1, 2002
					(Date of
					Inception of
					Development
	Three months ended		Nine months ended		Stage) to
	June 30		June 30		June 30,
	2007	2006	2007	2006	2007

Expenses (Recoveries)
Accounting and audit fees	$181	$ 1,716	$ 3,903	$ 7,886	$ 95,530
Financing fees	--	--	--	--	18,750
Foreign exchange loss	--	--	--	--	393
Gain on write-off of accounts payable	--	--	--	--	(42,619)
General and administrative	37	36	541	1,364	25,640
Investor relations	--	--	--	--	11,766
Legal fees	--	--	--	--	52,941
Management fees - Note 4	7,040	6,601	20,026	19,503	202,970

	7,258	8,686	24,470	28,753	365,371
Other income (expenses)
Interest on long term debt	(1,936)	(1,816)	(5,510)	(5,366)	(52,921)
Recovery of interest	--	--	--	--	38,965

Loss from continuing operations	(9,194)	(10,169)	(29,980)	(34,119)	(379,327)

Loss from discontinued operations	--	--	--	--	(565,203)

Net loss for the period	(9,194)	(10,169)	(29,980)	(34,119)	(944,530)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(28,673)	(12,493)	(17,015)	(13,551)	(168,305)

Comprehensive loss	$ (37,867)	$ (22,662)	$ (46,995)	$ (47,670)	$ (1,112,835) )

Basic and diluted loss per share	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average number of shares outstanding	78,293,327	78,293,327	78,293,327	78,293,327

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2007 and 2006 and for the period from October 1, 2002
(Date of Inception of Development Stage) to June 30, 2007
(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
	Nine Months ended		Stage) to
	June 30		June 30
	2007	2006	2007

Operating Activities
Net loss for the period	$ (29,980)	$ (34,119)	$ (944,530)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations	--	--	565,203
Financing fees	--	--	18,750
Gain on write-off of accounts payable	--	--	(42,619)
Changes in non-cash working capital balances consist of:
Accounts payable and accrued liabilities	(9,336)	33,312	199,353
Related party accrued liability	23,639	--	77,436

Net cash provided by (used in) operating activities	(15,677)	(807)	(126,407)

Financing Activities
Increase (decrease) in loans payable	18,393	1,673	30,046
Increase in demand loans	14,297	12,453	29,174
Issue of common shares for cash	--	--	166,450

Net cash provided by financing activities	$ 32,690	$ 14,126	$ 225,670

SEE ACCOMPANYING NOTES

Continued

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2007 and 2006 and for the period from October 1, 2002
(Date of Inception of Development Stage) to June 30, 2007
(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
	Nine Months ended		Stage) to
	June 30		June 30
	2007	2006	2007

Increase (decrease) in cash from continuing operation	17,013	13,319	99,263
Decrease in cash from discontinued operations	--	--	--

Increase (decrease) in cash and cash equivalents during the period	17,013	13,319	99,263
Foreign exchange	(17,015)	(13,551)	(142,403)

	(2)	(232)	(43,140)
Cash and cash equivalents, beginning of period	631	863	43,769

Cash and cash equivalents, end of period	$ 629	$ 631	$ 629

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ --	$ --	$ 586

Income taxes	$ --	$ --	$ --

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 1   Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Note 2   Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2007, the Company has a working capital deficiency of $488,125, has accumulated losses of $2,374,770 since inception and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

Note 4   Related Party Transactions

During the nine month period ended June 30, 2007 and 2006 and the period from October 1, 2002 (Date of Inception of Development Stage) to June 30, 2007 the Company incurred the following expenses charged by directors, companies with former common directors and with former directors of the Company

	2007	2006	For the period from October 1, 2002 (Date of Inception of Development Stage) to June 30, 2007

Management fees	$ 20,026	$ 19,503	$ 202,970

Accounts payable to a related party represent amounts owing to a significant shareholder and director of the Company.

Loans payable to related party represent amounts owing to a significant shareholder and director of the Company. These loans are unsecured, non-interest bearing and have no specific terms for repayment

Note 5   Common Share Transactions

On April 19, 2007, the Board of Directors passed a resolution, and received shareholder approval, increasing the authorized common stock from 100,000,000 to 700,000,000. In the same resolution, a 7 - 1 forward stock split was authorized, increasing the outstanding shares from 11,184,761 to 78,293,327.

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

RESULTS OF OPERATIONS

During the nine months ended June 30, 2007, we incurred a comprehensive loss of $46,995 compared to a comprehensive loss of $47,670 for the comparative period in 2006. With limited activities and limited plans involving an increase in activities, merger, or acquisition, it is not anticipated that expenses will increase in the future. In the event of such activities it can be expected that expenses may increase.

REVENUES

We had no revenues for the nine months ended June 30, 2007. No revenues were generated for the comparative period in 2006. We do not anticipate earning revenues until such time as we have entered into operations that may provide. We are presently seeking to engage in the exploration of a property prospective for economic quantities of minerals. Mineral exploration is a risky commercial undertaking and we can provide no assurance that we will enter into an agreement to explore for minerals and should we succeed there can be no assurances that such activities would lead to the discovery of commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

COST OF REVENUE

There was no cost of revenue for the nine months ended June 30, 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the nine months ended June 30, 2007 and 2006, were $24,470 and $28,753 respectively. The decrease is mainly due to a decrease in accounting and auditing fees. The company anticipates that G&A expenses will increase in the future if the company enters into an agreement to acquire an interest in a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2007, reflects assets of $629 consisting of cash and total liabilities of $488,754. The company does not anticipate entering into additional loan agreements and is currently negotiating with creditors to reduce the overall amount of indebtedness. The outcome of those negotiations is uncertain.

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

GOING CONCERN CONSIDERATION

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at June 30, 2007, the Company has a working capital deficiency of $488,125, has accumulated losses of $2,374,770 since inception and has yet to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products. We do not have any arrangements in place for any future equity financing.

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

b. Reports on Form 8-K.

On May 14, 2007 we announced that the Company has entered into a Memorandum of Understanding with Grandmont Gold, Inc. ("Grandmont") whereby Grandmont has agreed to merge its business model and certain business generated by that business model with the Company. We further announced that the Board of Directors have approved a seven for one forward stock split of its common stock to shareholders of record at the close of business on May 14th, 2007.

On May 18, 2007 we announced that the Company has entered into a Memorandum of Understanding with Arista Holdings Limited ("Arista") in order to expand and consolidate its corporate direction, in particular to access the unique window of opportunity in West Africa.

NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2007.

American United Gold Corporation

By: /s/ DAVID UPPAL
David Uppal,
Chief Executive Officer