Form 10KSB
period 2007-09-30
AMERICAN UNITED GOLD CORP
filed 2008-01-15
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Based on the closing sales price of the Common Stock on January 11, 2008, the aggregate market value of the voting stock of registrant held by non-affiliates was $207,060

As of January 11, 2008 the registrant's outstanding common stock consisted of 78,293,327 shares.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

FORM 10-KSB

AMERICAN UNITED GOLD CORPORATION

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

COMPANY HISTORY

We were incorporated in the State of Nevada on June 18, 1998. We were originally organized to engage in the business of processing elemental sulfur for applications as plant nutrient fertilizers and fungicides.

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

On December 17, 2004, the Registrant entered into a formal agreement to acquire 100% of Anderson Gold (China) Inc ("Anderson Gold"), a British Columbia incorporated company. Anderson Gold, via a Joint Venture Agreement with Guizhou Gold Corporation ("GGC"), a Chinese corporation, has the rights to earn an 85% interest in the Daguan gold exploration property located in Guizhou, China. Anderson Gold can earn up to an 85% interest in this gold target with an expenditure of up to $1,780,000 towards exploration and development work on the property and payments totaling up to $230,000 to Guizhou Gold Corporation ("GGC") over a four year period. American United Gold Corp (gAmerican Unitedh or the gCompanyh) will issue 10,000,000 of its common shares to be held in escrow and released to the shareholders of Anderson Gold in exchange for 100% of the common shares of Anderson Gold. The release will be made in stages determined by the completion of certain milestones in exploration and development spending and the completion of required payments to GGC.

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

On the same date the company accepted letters of resignation from the Board of Directors from Mr. Kenneth R. Thorsen, Mr. Steve S. Kubota, and Mr. Chand S. Jagpal. The appointment of these directors was made pursuant to the Agreement to acquire Anderson Gold (China) Inc. and the termination of that agreement resulted in their resignation. The resigning directors and the company part ways on good terms and with no outstanding issues. Mr. Jagpal also resigned from his position as Chief Financial Officer and Corporate Secretary.

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

On May 8, 2007 the company entered into a Memorandum of Understanding with Grandmont Gold, Inc. Grandmont is a privately-held corporation, which has been actively pursuing a unique "micro mining" model designed to bring dormant or near dormant gold mines into production. The model itself relies upon the establishment of interests and positions directly in the production of gold, not on investments in gold-based shares.

The company approved a seven for one forward stock split of its common stock to shareholders of record at the close of business on May 14th, 2007 resulting in total shares outstanding of 78,293,327.

On May 18, 2007 the company entered into a Memorandum of Understanding with Arista Holdings Limited. Arista Holdings is a consulting firm which has experience in concluding International joint ventures in developing economies.

As of the time of this 10KSB the Company has not entered into a formal or final agreement with Grandmont Gold, Inc. or Arista Holdings Limited.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Offices and Production Facilities

Our executive offices located at 900-555 Burrard, Street, Vancouver, BC have been provided by a former Director of the Company free of charge. We believe that our current facilities are adequate and suitable for our current use, which consists primarily reviewing opportunities and negotiations with potential partners and merger candidates. We are seeking to acquire new production facilities through a merger with a suitable production partner. Our facilities are adequately insured against perils.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge, there are no legal actions pending, threatened, or contemplated against us other than as noted in the following paragraphs.

In a civil action commenced in the Supreme Court of British Columbia on February 10, 2003 by D. Bruce Horton, Peter Krag-Hansen, Darcy Higgs and BMD Financial Inc. claiming a total of $204,534 in Canadian currency as repayment of a working capital loan to the company and 805332 Alberta Ltd., a subsidiary of the company. A former director, Adam Smith is also named in the action. A default judgment was obtained although no action has been commenced in an attempt to recover the funds. The amount owing was reduced by Court Order on July 7, 2005 and at September 30, 2007 the total amount owing was $216,605. We are currently seeking to negotiate a settlement of the claim and expect to conclude this settlement in the near term.

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

The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2007.

Calendar Year	HIGH	LOW

2005 Q4	0.01	0.01

2006 Q1	0.01	0.01

2006 Q2	0.01	0.01

2006 Q3	0.01	0.01

2006 Q4	0.01	0.01

2007 Q1	0.01	0.01

2007 Q2	0.08	0.01

2007 Q3	0.05	0.01

2007 Q4	0.03	0.01

* The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

As at September 30, 2007 there were 78,293,327shares of our common stock issued and outstanding and approximately 31 stockholders of record and, at January 14, 2008 there were 78,293,327 shares of our common stock issued and outstanding and approximately 31 stockholders of record

There are no contractual restrictions on the resale of any our outstanding common stock. As at September 30, 2007, there are shares of our common stock that are restricted from resale under Rule 144 promulgated under the U.S. Securities Act of 1933, as follows:

Number of Restricted Shares	Description

50,685,250	Shares issued pursuant to Rule 144(d)(3)(ii) and may be sold in accordance with the provisions of Rule 144.

36,134,000	Shares held by affiliates that may be sold in accordance the affiliate rules set out in Rule 144.

Total restricted: 36,134,000 shares

Total restricted held by Affiliates (issued and reserved): 36,134,000 shares

Total non-restricted: 42,159,327

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

Recent Sales of Unregistered Securities

During the year ended September 30, 2005 we issued 2,800,000 shares of our common stock. These shares were issues pursuant to a previously completed sale of at $0.15 per shares pursuant to Regulation D, Rule 504.

During the year ended September 30, 2005 we issued 875,000 shares of our common stock. These shares were previously allotted and issued pursuant to conversion rights. The shares were issued in reliance upon the exemption from registration under Rule 504 of Regulation D promulgated thereunder. We believe that this issuance was also exempt under Regulation S promulgated under the Act, due to the foreign residency of the purchasers.

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

PLAN OF OPERATION

During the twelve-month period ending September 30, 2008, we plan to source a mineral property in which to acquire an interest. The funds in our treasury are insufficient to meet any planned activities as a result of this, we hope to enter into a financing arrangements during the next twelve months (ending September 30, 2008).

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

We do not anticipate any equipment purchases in the next twelve months (ending September 30, 2008).

RESULTS OF OPERATIONS

During the two fiscal years ended September 30, 2007 and 2006, we incurred a net loss from continuing operations of $58,100 and $55,519, respectively.

REVENUES

We have no revenues for the year ended September 30, 2007. We did not generate any revenues for year ended September 2006.

COST OF REVENUE

There was no cost of revenue for the two fiscal years ended September 30, 2007 and 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

For the two fiscal years ended September 30, 2007 and 2006, expenses were $46,444 and $48,275, respectively. The decrease in expenses from 2006 to 2007 is largely attributable to a decline in accounting and auditing fees. The major components to expenses faced by the company during the year was management fees of $26,993 (2006 - $26,259), accounting and auditing fees of $15,774 (2006 - $19,118), and interest on long term debt of $11,656 (2006 - $7,244). The balance of expenses were general and administrative expenses of $687 (2006 - $1,738), legal fees of $990 (2006 - $1,160). Going forward it may be necessary to engage paid consultants in the field of geology, ground operations, corporate development, and financial management to work for the Company in the search for attractive prospects in the mineral exploration field.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2007 reflects cash of $40 as compared to $631 at September 30, 2006, and total liabilities on the balance sheet as of September 30, 2007 $548,736 (2006 - $441,761) consisting primarily of a demand loan of $216,605 (2006 - $181,185) and accounts payable of $300,686 (2006 - $248,923).

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

We do not have any material commitments for capital expenditures as of September 30, 2007.

For the twelve months ended September 30, 2007, there were no capital expenditures.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of deferred tax assets. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements. In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. As the Company does not have any defined benefit plan or other postretirement plans, the adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations. In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity forentities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

GOING CONCERN CONSIDERATION

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $548,696, has accumulated losses of $ 2,435,341 as at September 30, 2007, has yet to achieve profitable operations and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. Management believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our Board of Directors and executive officers and their respective ages as of January 15, 2008 are set forth in the table below. Each of the directors of American United will serve until the next annual meeting of shareholders or until his successor is elected and qualified.

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

NAME	AGE	POSITION (1)

David R. Uppal	45	President and Director

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all reporting persons complied with all Section 16(a) filing requirements for the year ending September 30, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides a summary of the compensation paid to the Chief Executive Officer for the years ended September 30, 2007, September 30, 2006, and September 30, 2005. No executive officer received a total annual salary, bonus and other compensation in excess of $100,000 in those periods. American United's Chief Executive Officer has received no compensation other than consulting fees. No executive officer that would have otherwise been included in this table on the basis of salary and bonus earned for the 2006 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

SUMMARY COMPENSATION TABLE

					Long Term Compensation

		Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principle Position	Year*	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

David Uppal CEO	2007	26,993	0	0	0	0	0	0

	2006	26,259	0	0	0	0	0	0

	2005	24,470	0	0	0	0	0	0

* The information in the above table is presented as at September 30 for each of the relevant years.

As of the date of this registration statement, we have not paid any bonuses or granted any stock awards, options or stock appreciation rights to any officer, director or employee. No options have been exercised. Under an arrangement to pay our sole officer and director, David Uppal, a management fee of CDN$2,500 per month commencing October 2, 2004, we have recorded $26,993 for the year ended September 30, 2007, $26,259 for the year ended September 30, 2006 and $24,470 for the year ended September 30, 2005 but to date have not paid him.

Director Compensation

No compensation was paid to directors for services rendered as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the American United's issued and outstanding common stock owned as of September 30, 2007 by (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) named directors and executive officers; and (iii) all directors and executive offices of American United as a group. Unless otherwise indicated in the footnotes below on the table as subject to community property laws, where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock shown as beneficially owned.

These calculations are based on a total issued and outstanding share capital as at January 11, 2008 of 78,293,327 common shares, and for each beneficial owner assumes conversion or exercise of all convertible securities held by the particular beneficial owner. All addresses below are c/o American United Gold Corporation, 555 Burrard Street, Suite 900, Vancouver, B.C., CANADA, V7X 1M8.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS

Paul Uppal, 11032 Scarborough Dr. Delta, B.C. V4C 7S5	15,645,000	19.9%

David Uppal, Director, CEO	15,995,000	20.4%

Directors and Officers as a Group (1 person)	15,995,000	20.4%

1. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. These calculations are based on a total issued and outstanding share capital as at January 11, 2008 of 78,293,327 common shares and for each beneficial owner assumes conversion or exercise of all convertible securities held by the particular beneficial owner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors of American United are not currently compensated by us for meeting attendance or otherwise, but are entitled to reimbursement for their travel expenses. We do not pay additional amounts for committee participation or special assignments of the Board of Directors.

David Uppal, President, is currently the only full time executive and is not in receipt of any salary at this time but is entitled to reimbursement for his travel expenses, and other expenses related to his duties as officer. During the year ended September 30, 2007 no consulting fees were paid to Mr. Uppal.

Prior to fiscal 2005, the company borrowed $117,000 from Mr. Paul Uppal and an additional $117,000 from Mr. David Uppal by way of promissory notes. The loans from David Uppal and Paul Uppal provided funds for the acquisition of capital equipment, the refurbishing and operation of the plant as well as for general and administrative purposes. On March 11, 2004 we issued 1,170,000 pre-stock split common shares to Paul Uppal, a former Officer and Director of the Company, in settlement of $117,000 of outstanding debt, and on the same date we issued 1,170,000 pre-stock split common shares to David Uppal, an Officer and Director of the Company, in settlement of $117,000 of outstanding debt.

On March 11, 2004 we issued 3,200,000 pre-stock split shares of the common stock to a former Director and Officer of the company, Paul Uppal and 3,200,000 pre-stock split common shares to David Uppal, a current officer and Director. The stock was issued in connection with the previous acquisition of Micron Milling and Packaging Ltd. During fiscal 2001, we issued 22,400,000 shares of the common stock of a subsidiary to Paul Uppal and 22,400,000 shares of the common stock of a subsidiary to David R. Uppal. The shares issued to the Uppals carried the right of conversion into shares of American United on a one to one basis. During fiscal 2004 the Uppals exercised their right to conversion. Subsequent to the conversion the company undertook a reverse split of the common shares on a one new share for each two old shares. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended and did not involve a public offering.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

3(i)	Articles of Incorporation of MPAC Corporation

Incorporated by reference to Exhibit 2.1 from the registrants registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 31, 2002 and amendments thereto (the "Form 10-SB")

3(ii)	By-Laws of MPAC Corporation	Incorporated by reference to Exhibit 2.2 on the Form 10-SB

4.1	Promissory Notes issued by MPAC to David Uppal	Incorporated by reference to Exhibit 6.1 to the Form 10-SB

4.2	Promissory Notes issued by MPAC to Paul Uppal	Incorporated by reference to Exhibit 6.2 to the Form 10-SB

10.1	Share Exchange Agreement between 805332 Alberta Ltd., MPAC Corporation, Paul Uppal, David Uppal and Micron Milling and Packaging Company Ltd.	Incorporated by reference to Exhibit 10.2 to the Form 10-SB

10.2	Share Exchange Agreement between American United Gold Corporation, ANDERSON GOLD (CHINA) INC., ANDERSON GOLD TRUST, ROCKY TRUST, GRIFFITH TRUST.	Incorporated by reference to Exhibit 16 on Form 8-K filed with the Securities and Exchange Commission on December 21, 2004 and February 16, 2005.

16	Letter from Hay & Watson, Chartered Accountants on change in certifying accountant	Incorporated by reference to Exhibit 16 on Form 8-K filed with the Securities and Exchange Commission on March 31, 2003.

16.1	Letter from K.R. Margetson Ltd, Chartered Accountants on change in certifying accountant	Incorporated by reference to Exhibit 16 on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008.

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 21 of the Form 10-SB.

31.1	Certification required pursuant to section 906 of the Sarbanes-Oxley Act.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).	Filed herewith

(b) Reports on Form 8-K.

The registrant filed a current report on Form 8-K on May 14, 2007 under Item 8.01 OTHER EVENTS, reporting that on May 11, 2007 the Company issued a press release announcing that it had entered into a Memorandum of Understanding with Grandmont Gold, Inc. ("Grandmont") whereby Grandmont has agreed to merge its business model with the Company and that the Companies board of directors will be replaced by Grandmont Gold Inc.'s board of directors. The registrant further announced that the Board of Directors had approved a seven for one forward stock split of its common stock to shareholders of record at the close of business on May 14th, 2007.

The Registrant filed a Current Report on Form 8-K dated May 18, 2007 under Item 8.01 OTHER EVENTS, regarding the issuance of a press release announcing that the Company had entered into a Memorandum of Understanding with Arista Holdings Limited in order to expand and consolidate its corporate direction, in particular to access the unique window of opportunity in West Africa.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the fiscal year ending September 30, 2007 and 2006 were $14,556 and $15,464, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal year ended September 30, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended September 30, 2007 and 2006 was $0.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 2008.

American United Gold Corporation

By: DAVID UPPAL
David Uppal, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on January 15, 2008.

Signature	Title	Date

By: DAVID UPPAL	Director and President	January 15, 2008

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)
FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)

I Vellmer Inc.
Chartered Accountant*

721-602 W. Hastings Street
Vancouver, B.C., V6B 1P2
Tel: 604-687-3773
Fax: 604-687-3778
E-mail: vellmer @ i-vellmer.ca
* denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

American United Gold Corporation

I have audited the accompanying balance sheet of American United Gold Corporation (a Development Stage Company) as of September 30, 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended September 30, 2007 and for the period from October 1, 2002 (date of inception of the development stage) to September 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the year ended September 30, 2007 and for the period from October 1, 2002 (date of inception of the development stage) to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	"I Vellmer Inc."
January 14, 2008	Chartered Accountant

K. R. MARGETSON LTD.	CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
American United Gold Corporation

We have audited the accompanying balance sheets of American United Gold Corporation (A Development Stage Company) as of September 30, 2006 and the related statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the years ended September 30, 2006 and for the period from October 1, 2002 (date of inception of development stage) through September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the year ended September 30, 2006 and for the period from October 1, 2002 (Date of inception of development stage) to September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
BALANCE SHEETS
September 30, 2007 and 2006
(Stated in US Dollars)

ASSETS	2007	2006
Current
Cash and cash equivalents	$ 40	$ 631

	$ 40	$ 631

LIABILITIES
Current
Accounts payable and accrued liabilities - Note 3	$ 210,370	$ 195,126
Related party accrued liability Note 8	90,316	53,797
Loans payable - Note 8	31,445	11,653
Demand loans - Note 4	216,605	181,185

	548,736	441,761

STOCKHOLDERS' EQUITY (DEFICIT)

Capital Stock - Note 5
Common stock: 700,000,000 authorized shares, with par value of $0.001
78,293,327 shares issued and outstanding	78,293	78,293
Additional paid-in capital	1,808,352	1,808,352
Deficit accumulated during the development stage	(972,650)	(914,550)
Accumulated other comprehensive loss	(200,756)	(151,290)
Accumulated deficit	(1,261,935)	(1,261,935)

	(532,850)	(441,130)

	$ 40	$ 631

Going Concern - Note 1

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
for the years ended September 30, 2007 and 2006 and
for the period from October 1, 2002
(Date of Inception of Development Stage)
to September 30, 2007
(Stated in US Dollars)

	2007	2006	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2007

Expenses (Recoveries)
Accounting and auditing fees	$ 15,774	$ 19,118	$ 107,401
Financing fees	--	--	18,750
Foreign exchange loss	--	--	393
Gain on write-off of accounts payable	--	--	(42,619)
General and administrative	2,687	1,738	27,786
Investor relations	--	--	11,766
Legal fees	990	1,160	53,931
Management fees - Note 8	26,993	26,259	209,937

	(46,444)	(48,275)	(387,345)
Other income (expenses)
Interest on long term debt	(11,656)	(7,244)	(59,067)
Recovery of interest	--	--	38,965

Loss from continuing operations	(58,100)	(55,519)	(407,447)

Loss from discontinued operations	--	--	(565,203)

Net loss for the year	(58,100)	(55,519)	(972,650)
Other comprehensive loss
Foreign currency adjustment	(49,466)	(13,368)	(200,756)

Comprehensive loss	$ (107,566)	$ (68,887)	$ (1,173,406)

/cont'd

SEE ACCOMPANYING NOTES

Continued

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS
for the years ended September 30, 2007 and 2005 and
for the period from October 1, 2002
(Date of Inception of Development Stage)
to September 30, 2007
(Stated in US Dollars)

	2007	2006
Basic and diluted loss per share from continuing operations	$ ( Nil )	$ ( Nil )

Basic and diluted loss per share from discontinued operations	( Nil )	( Nil )

Basic and diluted loss per share	$ ( Nil )	$ ( Nil )

Weighted average number of shares outstanding	78,293,327	78,293,327

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended September 30, 2007 and 2006 and
for the period from October 1, 2002
(Date of Inception of Development Stage)
to September 30, 2007
(Stated in US Dollars)

	2007	2006	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2007
Operating Activities
Net loss for the year	$ (58,100)	$ (55,519)	$ (972,650)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Loss on discontinued operations	-	-	565,203
Gain on write-off of accounts payable	-	-	(42,619)
Financing fees	-	-	18,750
Changes in non-cash working capital balances consist of:
Receivables	-	-	--
Accounts payable and accrued liabilities	15,244	23,371	223,933
Related party accrued liability	36,519	27,959	90,316

Net cash provided by (used in) operating Activities	(6,337)	(4,189)	(117,067)

Financing Activities
Increase (decrease) in loans payable	19,792	3,050	31,445
Increase (decrease) in demand loans	35,420	14,275	50,297
Issue of common shares for cash	--	--	166,450

Net cash provided by (used in) financing Activities	55,212	17,325	248,192

Cont'd.

SEE ACCOMPANYING NOTES

Continued

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the years ended September 30, 2007 and 2006 and
for the period from October 1, 2002
(Date of Inception of Development Stage)
to September 30, 2007
(Stated in US Dollars)

	2007	2006	For the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2007
Decrease in cash and cash equivalents during the year	48,875	13,136	131,125
Foreign Exchange translation	(49,466)	(13,368)	(174,857)

	(591)	(232)	(43,729)
Cash and cash equivalents, beginning of the year	631	863	43,769

Cash and cash equivalents, end of the year	$ 40	$ 631	40

Cash is compromised as follows:
- Continuing operations	$ 40	$ 631	$ 40
- Discontinued operations	-	-	-

Cash, end of the year	$ 40	$ 631	$ 40

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ 586

Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
STATEMENT OF
STOCKHOLDERS' DEFICIENCY
for the years ended September 30, 2006 to September 30, 2007
(Stated in US Dollars)

	Note 1		Additional	Deficit Accumulated During the	Accumulated Other
	Common Stock		Paid-in	Development	Comprehensive	Accumulated
	Shares	Amount	Capital	Stage	Loss	Deficit	Total

Balance, September 30, 2005	78,293,327	$ 78,293	$ 1,808,352	$ (859,031)	$ (137,922)	$ (1,261,935)	$ (372,243)

Net Loss for the year ended September 30, 2006	-	-	-	(55,519)	-	-	(55,519)
Other Comprehensive Income for the year ended September 30, 2006	-	-	-	-	(13,368)	-	(13,368)

Balance, September 30, 2006	78,293,327	$ 78,293	$ 1,808,352	$ (914,550)	$ (151,290)	$ (1,261,935)	$ (441,130)

Net Loss for the year ended September 30, 2007	-	-	-	(58,100)	-	-	(58,100)
Other Comprehensive Income for the year ended September 30, 2007	-	-	-	-	(49,466)	-	(49,466)

Balance, September 30, 2007	78,293,327	$ 78,293	$ 1,808,352	$ (972,650)	$ (200,756)	$ (1,261,935)	$ (548,696)

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007 and 2006
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

Going Concern

These financial statements have been prepared on the going concern basis, which presumes that the Company will continue operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of business. The Company has a working capital deficiency of $548,696, has accumulated losses of $ 2,435,341 as at September 30, 2007, has yet to achieve profitable operations and requires additional capital in order to remain a going concern. The continuation of the Company is dependent on its ability to obtain the necessary capital to achieve profitability and to meet the requirements, from time to time, of lenders, if any, who are willing to provide this financing. The Company believes that its operations will generate additional funds and that it will be able to obtain additional capital primarily through the issue of shares and debt from outside investors and management.

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

During the year ended September 30, 2004, the Company disposed of Micron and commenced operations as a precious metals development company with a strategy to acquire resource properties that have indicated mineral resources and require further exploration or development work.

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)

Note 1 Summary of Significant Accounting Policies - (cont'd)

Operations - cont'd

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

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)

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

Measurement uncertainty

The Company has recorded $210,370 of trade accounts payable as at September 30, 2007. Approximately 84% of the trade payables relate to a former business operation that the Company had discontinued during the year ended September 30, 2005. The final settled amount may differ materially from the carrying value due to uncertainty relating to the continuing existence of all suppliers and to possible differences caused by future settlement negotiations. The range of measurement uncertainty is not determinable.

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)

Note 1 Summary of Significant Accounting Policies - (cont'd)

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At September 30, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at September 30, 2007, cash totalling $39 (2006: $609), accounts payable totalling $132,862 (2006: $177,865), loans payable totalling $21,078 (2006: $17,415) and demand loans totalling $216,605 (2006: $202,076) denominated in Canadian dollars are included in these financial statements.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No 123R, "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Management believes there is no financial impact on the financial statements at September 30, 2007.

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)

Note 1 Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements. In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. As the Company does not have any defined benefit plan or other postretirement plans, the adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)

Note 1 Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements - cont'd

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

Note 2 Capital Assets

The Company had reduced the carrying value of the capital assets by $162,517 at September 30, 2002, to a nominal amount, as the assets were seized by a creditor. During the year ended September 30, 2003, the Company abandoned all claims to the capital assets and wrote-off the remaining $4.

Note 3 Accounts Payable and Accrued Liabilities

	2007	2006

Trade accounts payable	$ 8,645	$ 6,639
Professional fees payable	201,723	188,487

	$ 210,370	$ 195,126

Note 4 Demand Loans

The demand loans bear interest at 4.5% per annum, are unsecured and are payable on demand. During the 2005 fiscal year, the Company, through court order, reduced the interest rate and the principal outstanding.

Note 5 Capital Stock

There was no stock issued during the years ended September 30, 2006 and 2007.

During the year ended September 30, 2007, the Company effected a forward split of its common stock on a 7 for 1 basis. These financial statements have been restated retroactively to give effect to this forward split.

There were no share options, warrants or other equity instruments outstanding as at September 30, 2007.

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Stated in US Dollars)

Note 6 Deferred Tax Assets

The following table summarizes the significant components of the Company's net deferred tax assets:

	2007	2006

Net Deferred Tax Assets
Net operating loss carry-forward	$ 673,000	$ 615,000

Gross deferred tax assets	$ 232,000	$ 212,000
Valuation allowance for deferred tax asset	(232,000)	(212,000)

	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is more likely-than-not to be realized from future operations. For the years ended September 30, 2007 and 2006 management of the Company chose to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry. The change in valuation allowance between September 30, 2007 and 2006 was $20,000.

Note 7 Income Taxes

The Company has incurred losses for Canadian income tax purposes of approximately $673,000 which can be carried forward to reduce taxable income in future years to 2027. The potential income tax benefits of these losses, if any, have not been recognized in these financial statements.

Note 8 Related Party Transactions

During the years ended September 30, 2007 and 2006 and the period from October 1, 2002 (Date of Inception of Development Stage) to September 30, 2007 the Company incurred the following expenses charged by an officer and director of the Company:

	2007	2006	For the period from October 1, 2002 (Date of Inception of Development Stage) to September, 30, 2007

Management fees	$ 26,993	$ 26,259	$ 209,937

Accounts payable to a related party represent amounts owing to a significant shareholder and director of the Company.

Loans payable represent amounts owing to a significant shareholder and director of the Company. These loans are unsecured, non-interest bearing and have no specific terms for repayment.