Form 10QSB
period 2007-12-31
AMERICAN UNITED GOLD CORP
filed 2008-02-14
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended December 31, 2007

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $0.001 par value, - 78,293,327shares as of February 13, 2007

Transitional Small Business Issuer Format	Yes	[ ]	No	[X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM BALANCE SHEETS
December 31, 2007 and September 30, 2007
(Stated in US Dollars)
(Unaudited)

	December 31,	September 30,
ASSETS	2007	2007

Current
Cash and cash equivalents	$ 46	$ 40

	$ 46	$ 40

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 212,624	$ 210,370
Related party accrued liability - Note 3	99,320	90,316
Loans payable to related party - Note 3	32,600	31,445
Demand loans	221,160	216,605

	565,704	548,736

STOCKHOLDERS' DEFICIENCY

Capital Stock
Common stock: 700,000,000 authorized shares, with par value of $0.001
78,293,327 shares issued and outstanding	78,293	78,293
Additional paid-in capital	1,808,352	1,808,352
Deficit accumulated during the development stage	(983,902)	(972,650)
Accumulated other comprehensive loss	(206,466)	(200,756)
Accumulated deficit	(1,261,935)	(1,261,935)

	(565,658)	(548,696)

	$ 46	$ 40

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three months ended December 31, 2007 and 2006 and for the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
			Stage) to
			December 31,
	2007	2006	2007

Expenses (Recoveries)
Accounting and audit fees	$ 734	$ 1,317	$ 108,135
Financing fees	--	--	18,750
Foreign exchange loss	--	--	393
Gain on write-off of accounts payable	--	--	(42,619)
General and administrative	819	34	28,605
Investor relations	--	--	11,766
Legal fees	--	--	53,931
Management fees - Note 4	7,658	6,586	217,595

	(9,211)	(7,937)	(396,556)
Other income (expenses)
Interest on long term debt	(2,041)	(1,832)	(61,108)
Recovery of interest	--	--	38,965

Loss from continuing operations	(11,252)	(9,769)	(418,699)

Loss from discontinued operations	--	--	(565,203)

Net loss for the period	(11,252)	(9,769)	(983,902)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(5,710)	15,483	(206,466)

Comprehensive gain (loss)	$ (16,962)	$ 5,714	$ (1,190,368)

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three months ended December 31, 2007 and 2006 and for the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

	2007	2006

Basic and diluted loss per share	$ Nil	$ Nil

Weighted average number of shares outstanding	78,293,327	78,293,327

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2007 and 2006 and for the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
			Stage) to
			December 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$ (11,252)	$ (9,769)	$ (983,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations	--	--	565,203
Financing fees	--	--	18,750
Gain on write-off of accounts payable	--	--	(42,619)
Changes in non-cash working capital balances consist of:
Increase (decrease) in accounts payable and accrued liabilities	2,254	(4,535)	226,187
Increase in related party accrued liability	9,004	4,128	99,320

Net cash provided by (used in) operating activities	6	(10,176)	(117,061)

Financing Activities
Increase (decrease) in loans payable	1,155	617	32,600
Increase in demand loans	4,555	(5,984)	54,852
Issue of common shares for cash	--	--	166,450

Net cash provided by financing activities	5,710	(5,367)	253,902

SEE ACCOMPANYING NOTES

Continued

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended December 31, 2007 and 2006 and for the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2007
(Stated in US Dollars)
(Unaudited)

			October 1,
			2002
			(Date of
			Inception of
			Development
			Stage) to
			December 31,
	2007	2006	2007

Increase (decrease) in cash and cash equivalents during the period	5,716	(15,543)	136,841
Foreign exchange translation	(5,710)	15,483	(180,567)

	6	(60)	(43,726)

Cash and cash equivalents, beginning of period	40	631	43,772

Cash and cash equivalents, end of period	$ 46	$ 571	$ 46

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ 586

Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
STATEMENT OF
STOCKHOLDERS' DEFICIENCY
for the three months ended December 31, 2007 and the year ended September 30, 2007
(Stated in US Dollars)

	Note 1		Additional	Deficit Accumulated During the	Accumulated Other
	Common Stock		Paid-in	Development	Comprehensive	Accumulated
	Shares	Amount	Capital	Stage	Loss	Deficit	Total

Balance, September 30, 2006	78,293,327	$ 78,293	$ 1,808,352	$ (914,550)	$ (151,290)	$ (1,261,935)	$ (441,130)

Net Loss for the year ended September 30, 2007	-	-	-	(58,100)	-	-	(58,100)
Other Comprehensive Income (Loss) for the year ended September 30, 2007	-	-	-	-	(49,466)	-	(49,466)

Balance, September 30, 2007	78,293,327	$ 78,293	$ 1,808,352	$ (972,650)	$ (200,756)	$ (1,261,935)	$ (548,696)

Net Loss for the period ended December 31, 2007	-	-	-	(11,252)	-	-	(11,252)
Other Comprehensive Income (Loss) for the period ended December 31, 2007	-	-	-	-	(5,710)	-	(5,710)

Balance, December 31, 2007	78,293,327	$ 78,293	$ 1,808,352	$ (983,902)	$ (206,466)	$ (1,261,935)	$ (565,658)

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
December 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2007, the Company has a working capital deficiency of $565,658 and accumulated losses of $2,452,303 since inception and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time; this raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

American United Gold Corporation
(A Development Stage Company)
Notes to the Interim Financial Statements
December 31, 2007
(Stated in US Dollars)
(Unaudited) - Page 2

Note 3 Related Party Transactions

During the three month period ended December 31, 2007 and 2006 and the period from October 1, 2002 (Date of Inception of Development Stage) to December 31, 2007 the Company incurred the following expenses charged by directors, companies with former common directors and with former directors of the Company

	2007	2006	For the period from October 1, 2002 (Date of Inception of Development Stage) to December, 31, 2007

Management fees	$ 7,658	$ 6,586	$ 217,595

Accounts payable to a related party represent amounts owing to a significant shareholder and director of the Company.

Loans payable to related parties represent amounts owing to a significant shareholder and director of the Company. These loans are unsecured, non-interest bearing and have no specific terms for repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the feasibility of the property in which we have an interest and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties we face, please see the 2007 Form 10-KSB filed by us with the Securities and Exchange Commission. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

RESULTS OF OPERATIONS

During the three months ended December 31, 2007, we incurred a comprehensive loss of $16,962 compared to a comprehensive gain of $5,714 for the comparative period in 2006. With limited activities and limited plans involving an increase in activities, merger, or acquisition, it is not anticipated that expenses will increase in the future. In the event of such activities it can be expected that expenses may increase.

REVENUES

We had no revenues for the three months ended December 31, 2007. No revenues were generated for the comparative period in 2006. We do not anticipate earning revenues until such time as we have entered into operations that may provide. We are presently seeking to engage in the exploration of a property prospective for economic quantities of minerals. Mineral exploration is a risky commercial undertaking and we can provide no assurance that we will enter into an agreement to explore for minerals and should we succeed there can be no assurances that such activities would lead to the discovery of commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

COST OF REVENUE

There was no cost of revenue for the three months ended December 31, 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the three months ended December 31, 2007 and 2006, were $9,211 and $7,937 respectively. The company anticipates that G&A expenses will increase in the future if the company enters into an agreement to acquire an interest in a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 31, 2007, reflects assets of $46 consisting of cash and total liabilities of $565,704. The company does not anticipate entering into additional loan agreements and is currently negotiating with creditors to reduce the overall amount of indebtedness. The outcome of those negotiations is uncertain.

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

GOING CONCERN CONSIDERATION

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at December 31, 2007, the Company has a working capital deficiency of $565,658, has accumulated losses of $2,452,303 since inception and has yet to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products. We do not have any arrangements in place for any future equity financing.

Our plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that our plans can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities if we were unable to continue as a going concern.

Accordingly, our independent auditors included an explanatory paragraph in their report on the September 30, 2007 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies:

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgements, particularly those related to the determination of the estimated deferred tax assets. The Company believes the following critical accounting policies require its more significant judgement and estimates used in the preparation of the consolidated financial statements.

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

Date: February 14, 2008.

American United Gold Corporation

By: /s/ DAVID UPPAL
David Uppal, Chief Executive Officer