Form 10QSB
period 2008-03-31
AMERICAN UNITED GOLD CORP
filed 2008-06-20
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2008

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $0.001 par value, - 78,293,327shares as of June 17, 2008

Transitional Small Business Issuer Format	Yes	[ ]	No	[X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2008

(Stated in US Dollars)

(Unaudited)

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2008

(Stated in US Dollars)

(Unaudited)

	March 31,	September 30,
ASSETS	2008	2007

Current
Cash and cash equivalents	$ 5	$ 40

Total Assets	$ 5	$ 40

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 183,960	$ 210,370
Related party accrued liability - Note 4	102,482	90,316
Loans payable to related party - Note 4	59,325	31,445
Demand loans - Note 3	213,360	216,605

Total Liabilities	559,127	548,736

STOCKHOLDERS' DEFICIENCY

Capital Stock
Common stock: 700,000,000 authorized shares, with par value of $0.001
78,293,327. shares issued and outstanding	78,293	78,293
Additional paid-in capital	1,808,352	1,808,352
Deficit accumulated during the development stage	(997,703)	(972,650)
Accumulated other comprehensive loss	(186,129)	(200,756)
Accumulated deficit	(1,261,935)	(1,261,935)

Total Stockholders' Deficiency	(559,122)	(532,850)

Total Liabilities and Stockholders' Deficiency	$ 5	$ 40

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three months and six months ended March 31, 2008 and 2007 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2008

(Stated in US Dollars)

(Unaudited)

					October 1, 2002
					(Date of
					Inception of
					Development
					Stage) to
					March 31,
	Three months ended		Six months ended		2008
	March 31		March 31
	2008	2007	2008	2007
Expenses (Recoveries)
Accounting and audit fees	$ 3,646	$ 2,405	$ 4,380	$ 3,722	$ 111,781
Financing fees	--	--	--	--	18,750
Foreign exchange loss	--	--	--	--	393
Gain on write-off of accounts payable	--	--	--	--	(42,619)
General and administrative	838	470	1,657	504	29,443
Investor relations	--	--	--	--	11,766
Legal fees	--	--	--	--	52,941
Management fees - Note 4	7,306	6,400	14,964	12,986	224,901

	(11,790)	(9,275)	(21,001)	(17,212)	(408,346)
Other income (expenses)
Interest on long term debt	(1,989)	(1,742)	(4,052)	(3,574)	(63,119)
Recovery of interest	--	--	--	--	38,965

Loss from continuing operations	(13,779)	(11,017)	(25,053)	(20,786)	(432,500)

Loss from discontinued operations	--	--	--	--	(565,203)

Net loss for the period	(13,779)	(11,017)	(25,053)	(20,786)	(997,703)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	20,337	(3,825)	14,627	11,658	(186,129)

Comprehensive gain (loss)	$ 6,558	$ (14,842)	$ (10,426)	$ (9,128)	$ (1,183,832)

Basic and diluted net loss per share	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average number of shares outstanding	78,293,327	78,293,327	78,293,327	78,293,327

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2008 and 2007 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2008

(Stated in US Dollars)

(Unaudited)

			October 1, 2002
			(Date of
			Inception of
			Development
			Stage) to
			March 31,
	2008	2007	2008

Operating Activities
Net loss for the period	$ (25,053)	$ (20,786)	$ (997,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations	--	--	565,203
Financing fees	--	--	18,750
Gain on write-off of accounts payable	--	--	(42,619)
Changes in non-cash working capital balances consist of:
Increase (decrease) in accounts payable and accrued liabilities	(26,410)	(16,712)	197,523
Increase in related party accrued liability	12,166	11,256	102,482

Net cash provided by (used in) operating activities	(39,297)	(26,242)	(156,364)

Financing Activities
Increase (decrease) in loans payable	27,880	16,861	59,325
Increase in (decrease) demand loans	(3,245)	(2,329)	47,052
Issue of common shares for cash	--	--	166,450

Net cash provided by financing activities	24,635	14,532	272,827

SEE ACCOMPANYING NOTES

(Cont'd.)

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2008 and 2007 and for the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2008

(Stated in US Dollars)

(Unaudited)

			October 1,
			2002
			(Date of
			Inception of
			Development
			Stage) to
			March 31,
	2008	2007	2008

Increase (decrease) in cash and cash equivalents during the period	(14,662)	(11,710)	116,463
Foreign exchange translation	14,627	11,658	(160,227)

	(35)	(52)	(43,764)
Cash and cash equivalents, beginning of period	40	631	43,769

Cash and cash equivalents, end of period	$ 5	$ 579	$ 5

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ 586

Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

STATEMENT OF

STOCKHOLDERS' DEFICIENCY

for the six months ended March 31, 2008 and the year ended September 30, 2007

(Stated in US Dollars)

	Note 1		Additional	Deficit Accumulated During the	Accumulated Other
	Common Stock		Paid-in	Development	Comprehensive	Accumulated
	Shares	Amount	Capital	Stage	Loss	Deficit	Total

Balance, September 30, 2006	78,293,327	$ 78,293	$ 1,808,352	$ (914,550)	$ (151,290)	$ (1,261,935)	$ (441,130)

Net Loss for the year ended September 30, 2007	-	-	-	(58,100)	-	-	(58,100)
Other Comprehensive Income (Loss) for the year ended September 30, 2007	-	-	-	-	(49,466)	-	(49,466)

Balance, September 30, 2007	78,293,327	$ 78,293	$ 1,808,352	$ (972,650)	$ (200,756)	$ (1,261,935)	$ (548,696)

Net Loss for the period ended March 31, 2008	-	-	-	(25,053)	-	-	(25,053)
Other Comprehensive Income (Loss) for the period ended March 31, 2008	-	-	-	-	14,627	-	14,627

Balance, March 31, 2008	78,293,327	$ 78,293	$ 1,808,352	$ (997,703)	$ (186,129)	$ (1,261,935)	$ (559,122)

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2008, the Company has a working capital deficiency of $559,122 and accumulated losses of $2,445,767 since inception and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 3 Significant Accounting Policies

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

American United Gold Corporation
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited) - Page 2

Note 3 Significant Accounting Policies (Continued)

Measurement uncertainty

The Company has recorded $197,794 of trade accounts payable as at March 31, 2008. Approximately 95% of the trade payables relate to a former business operation that the Company had discontinued during the year ended September 30, 2005. The final settled amount may differ materially from the carrying value due to uncertainty relating to the continuing existence of all suppliers and to possible differences caused by future settlement negotiations. The range of measurement uncertainty is not determinable.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

American United Gold Corporation
(A Development Stage Company)
Notes to the Interim Financial Statements
March 31, 2008
(Stated in US Dollars)
(Unaudited) - Page 3

Note 3 Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

Note 4 Related Party Transactions

During the six month period ended March 31, 2008 and 2007 and the period from October 1, 2002 (Date of Inception of Development Stage) to March 31, 2008 the Company incurred the following expenses charged by directors, companies with former common directors and with former directors of the Company

	2008	2007	For the period from October 1, 2002 (Date of Inception of Development Stage) to March, 31, 2008

Management fees	$ 14,964	$ 12,986	$ 224,901

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

RESULTS OF OPERATIONS

During the six months ended March 31, 2008, we incurred a comprehensive loss of $10,426 compared to a comprehensive loss of $9,128 for the comparative period in 2007. With limited activities and limited plans involving an increase in activities, merger, or acquisition, it is not anticipated that expenses will increase in the future. In the event of such activities it can be expected that expenses may increase.

REVENUES

We had no revenues for the six months ended March 31, 2008. No revenues were generated for the comparative period in 2007. We do not anticipate earning revenues until such time as we have entered into operations that may provide. We are presently seeking to engage in the exploration of a property prospective for economic quantities of minerals. Mineral exploration is a risky commercial undertaking and we can provide no assurance that we will enter into an agreement to explore for minerals and should we succeed there can be no assurances that such activities would lead to the discovery of commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

COST OF REVENUE

There was no cost of revenue for the six months ended March 31, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the six months ended March 31, 2008 and 2007, were $21,001 and $17,212 respectively. The company anticipates that G&A expenses will increase in the future if the company enters into an agreement to acquire an interest in a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2008, reflects assets of $5 consisting of cash and total liabilities of $559,127. The company does not anticipate entering into additional loan agreements and is currently negotiating with creditors to reduce the overall amount of indebtedness. The outcome of those negotiations is uncertain.

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

GOING CONCERN CONSIDERATION

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at March 31, 2008, the Company has a working capital deficiency of $559,122, has accumulated losses of $2,445,767 since inception and has yet to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products. We do not have any arrangements in place for any future equity financing.

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

ITEM 3 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are insufficient to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

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

Date: June 19, 2008.

American United Gold Corporation

By: DAVID UPPAL
David Uppal, Chief Executive Officer, Chief Financial Officer
Director