Form 10QSB
period 2008-06-30
AMERICAN UNITED GOLD CORP
filed 2008-08-19
CIK 1079222

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2008

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common Stock, $0.001 par value, - 78,293,327shares as of August 18, 2008

Transitional Small Business Issuer Format	Yes	[ ]	No	[X]

AMERICAN UNITED GOLD CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2008

(Stated in US Dollars)

(Unaudited)

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM BALANCE SHEETS
June 30, 2008
(Stated in US Dollars)
(Unaudited)

	June 30,	September 30,
ASSETS	2008	2007

Current
Cash and cash equivalents	$ -	$ 40

Total Assets	$ -	$ 40

LIABILITIES

Current
Bank indebtedness	$ 33	$ -
Accounts payable and accrued liabilities	185,194	210,370
Related party accrued liability - Note 4	111,375	90,316
Loans payable to related party - Note 4	63,850	31,445
Demand loans	218,867	216,605

Total Liabilities	579,319	548,736

STOCKHOLDERS' DEFICIENCY

Capital Stock
Common stock: 700,000,000 authorized shares, with par value of $0.001
78,293,327 shares issued and outstanding	78,293	78,293
Additional paid-in capital	1,808,352	1,808,352
Deficit accumulated during the development stage	(1,009,522)	(972,650)
Accumulated other comprehensive loss	(194,507)	(200,756)
Accumulated deficit	(1,261,935)	(1,261,935)

Total Stockholders' Deficiency	(579,319)	(532,850)

Total Liabilities and Stockholders' Deficiency	$ -	$ 40

See Accompanying Notes to the Financial Statements

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
for the three and nine months ended June 30, 2008 and 2007 and for the period from October 1, 2002 (Date of Inception of Development Stage) to June 30, 2008
(Stated in US Dollars)
(Unaudited)

					October 1, 2002
					(Date of
					Inception of
					Development
	Three months ended		Nine months ended		Stage) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Expenses (Recoveries)
Accounting and audit fees	$ 1,749	$ 181	$ 6,129	$ 3,903	$ 113,530
Financing fees	--	--	--	--	18,750
Foreign exchange loss	--	--	--	--	393
Gain on write-off of accounts payable	--	--	--	--	(42,619)
General and administrative	639	37	2,296	541	30,082
Investor relations	--	--	--	--	11,766
Legal fees	--	--	--	--	53,931
Management fees - Note 4	7,327	7,040	22,291	20,026	232,228

	(9,715)	(7,258)	(30,716)	(24,470)	(418,061)
Other income (expenses)
Interest on long term debt	(2,104)	(1,936)	(6,156)	(5,510)	(65,223)
Recovery of interest	--	--	--	--	38,965

Loss from continuing operations	(11,819)	(9,194)	(36,872)	(29,980)	(444,319)

Loss from discontinued operations	--	--	--	--	(565,203)

Net loss for the period	(11,819)	(9,194)	(36,872)	(29,980)	(1,009,522)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(8,378)	(28,673)	6,249	(17,015)	(194,507)

Comprehensive gain (loss)	$ 20,197	$ (37,867)	$ (30,623)	$ (46,995)	$ (1,204,029)

Basic and diluted net loss per share	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average number of shares outstanding	78,293,327	78,293,327	78,293,327	78,293,327

See Accompanying Notes to the Financial Statements

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2008 and 2007 and for the period from October 1, 2002 (Date of Inception of Development Stage) to June 30, 2008
(Stated in US Dollars)
(Unaudited)

			October 1, 2002
			(Date of
			Inception of
	Nine months	Nine months	Development
	ended	ended	Stage) to
	June 30,	June 30,	June 30,
	2008	2007	2008

Operating Activities
Net loss for the period	$ (36,872)	$ (29,980)	$ (1,009,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on discontinued operations	--	--	565,203
Financing fees	--	--	18,750
Gain on write-off of accounts payable	--	--	(42,619)
Changes in non-cash working capital balances consist of:
Increase (decrease) in accounts payable and accrued liabilities	(25,176)	(9,336)	198,757
Increase in related party accrued liability	21,059	23,639	111,375

Net cash provided by (used in) operating activities	(40,989)	(15,677)	(158,056)

Financing Activities
Increase (decrease) in loans payable	32,405	18,393	63,850
Increase in demand loans	2,262	14,297	52,559
Issue of common shares for cash	--	--	166,450

Net cash provided by financing activities	34,667	$ 32,690	282,859

See Accompanying Notes to the Financial Statements

(Cont'd.)
AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended June 30, 2008 and 2007 and for the period from October 1, 2002 (Date of Inception of Development Stage) to June 30, 2008
(Stated in US Dollars)
(Unaudited)

			October 1, 2002
			(Date of
			Inception of
	Nine months	Nine months	Development
	ended	ended	Stage) to
	June 30,	June 30,	June 30,
	2008	2007	2008

Increase (decrease) in cash and cash equivalents during the period	(6,322)	17,013	124,803
Foreign exchange translation	6,249	(17,015)	(168,645)

	(73)	(2)	(43,842)
Cash and cash equivalents, beginning of period	40	631	43,809

Cash and cash equivalents, end of period	$ (33)	$ 629	$ (33)

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ 586

Income taxes	$ -	$ -	$ -

See Accompanying Notes to the Financial Statements

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
STATEMENT OF
STOCKHOLDERS' DEFICIENCY
for the nine months ended June 30, 2008
(Stated in US Dollars)
(Unaudited)

	Note 1		Additional	Deficit Accumulated During the	Accumulated Other
	Common Stock		Paid-in	Development	Comprehensive	Accumulated
	Shares	Amount	Capital	Stage	Loss	Deficit	Total

Balance, September 30, 2006	78,293,327	$ 78,293	$ 1,808,352	$ (914,550)	$ (151,290)	$ (1,261,935)	$ (441,130)

Net Loss for the year ended September 30, 2007	-	-	-	(58,100)	-	-	(58,100)
Other Comprehensive Income (Loss) for the year ended September 30, 2007	-	-	-	-	(49,466)	-	(49,466)

Balance, September 30, 2007	78,293,327	$ 78,293	$ 1,808,352	$ (972,650)	$ (200,756)	$ (1,261,935)	$ (548,696)

Net Loss for the period ended June 30, 2008	-	-	-	(36,872)	-	-	(36,872)
Other Comprehensive Income (Loss) for the period ended June 30, 2008	-	-	-	-	6,249	-	6,249

Balance, June 30, 2008	78,293,327	$ 78,293	$ 1,808,352	$ (1,009,522)	$ (194,507)	$ (1,261,935)	$ (579,319)

..

SEE ACCOMPANYING NOTES

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2008
(Stated in US Dollars)
(Unaudited)

Note 1 Interim Reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Note 2 Operations and Going Concern

These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2008, the Company has a working capital deficiency of $579,319 and accumulated losses of $2,465,964 since inception and has yet to achieve profitable operations. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2008
(Stated in US Dollars)
(Unaudited)

Note 3 Significant Accounting Policies (Continued)

Measurement uncertainty

The Company has recorded $185,194 of trade accounts payable as at June 30, 2008. Approximately 94% of the trade payables relate to a former business operation that the Company had discontinued during the year ended September 30, 2005. The final settled amount may differ materially from the carrying value due to uncertainty relating to the continuing existence of all suppliers and to possible differences caused by future settlement negotiations. The range of measurement uncertainty is not determinable.

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
June 30, 2008
(Stated in US Dollars)
(Unaudited)

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". We do not expect this adoption will have a material impact on our financial statements.

AMERICAN UNITED GOLD CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2008
(Stated in US Dollars)
(Unaudited)

Note 4 Related Party Transactions

During the nine month period ended June 30, 2008 and the period from October 1, 2002 (Date of Inception of Development Stage) to June 30, 2008 the Company incurred the following expenses charged by directors, companies with former common directors and with former directors of the Company:

	2008	2007	For the period from October 1, 2002 (Date of Inception of Development Stage) to June 30, 2008

Management fees	$ 22,291	$ 20,026	$ 232,228

Accounts payable to a related party represent amounts owing to a significant shareholder and director of the Company.

Loans payable to related parties represent amounts owing to a significant shareholder and director of the Company. These loans are unsecured, non-interest bearing and have no specific terms for repayment,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

During the nine months ended June 30, 2008, we incurred a comprehensive loss of $30,623 compared to a comprehensive loss of $46,995 for the comparative period in 2007. With limited activities and limited plans involving an increase in activities, merger, or acquisition, it is not anticipated that expenses will increase in the future. In the event of such activities it can be expected that expenses may increase.

REVENUES

We had no revenues for the nine months ended June 30, 2008. No revenues were generated for the comparative period in 2007. We do not anticipate earning revenues until such time as we have entered into operations that may provide. We are presently seeking to engage in the exploration of a property prospective for economic quantities of minerals. Mineral exploration is a risky commercial undertaking and we can provide no assurance that we will enter into an agreement to explore for minerals and should we succeed there can be no assurances that such activities would lead to the discovery of commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

COST OF REVENUE

There was no cost of revenue for the nine months ended June 30, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative (G&A) expenses for the nine months ended June 30, 2008 and 2007, were $30,716 and $24,470 respectively. The company anticipates that G&A expenses will increase in the future if the company enters into an agreement to acquire an interest in a mineral property.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2008, reflects no assets total liabilities of $579,319. The company does not anticipate entering into additional loan agreements and is currently negotiating with creditors to reduce the overall amount of indebtedness. The outcome of those negotiations is uncertain.

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

GOING CONCERN CONSIDERATION

In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenues and the Company has suffered recurring operating losses as is normal in development stage companies. As at June 30, 2008, the Company has a working capital deficiency of $579,319, has accumulated losses of $2,465,964 since inception and has yet to achieve profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing, receive funding from related parties and controlling shareholders, and develop a market for its products. We do not have any arrangements in place for any future equity financing.

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

Date: August 18, 2008.

American United Gold Corporation

By: /s/ DAVID UPPAL
David Uppal, Chief Executive Officer